Form 10QSB
period 1996-03-31
CAMPBELL CAPITAL CORP
filed 1996-05-31
CIK 811035

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996
                                        --------------

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from                    to         .
                                        ------------------    -----------------

                          Commission File No. 33-11935
                                              --------

                             CAMPBELL CAPITAL CORP.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                           59-2754843
- -------------------------------                         ----------------------
(State or Other Jurisdiction of                                  (IRS Employer
Incorporation or Organization)                             Identification No.)

1111 Kane Concourse, Suite 505
Bay Harbour Islands, Florida                                        33154
- ---------------------------------------                         -------------
(Address of Principal Executive Offices)                           (Zip Code)

        Issuer's Telephone Number, Including Area Code:  (305) 864-3255
                                                        ---------------
     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES   X                NO
                         -----                 -----
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,500,000 shares of common
                                                   --------------------------
stock, $.001 par value per share, were outstanding as of March 31, 1996.
- ------------------------------------------------------------------------

                                  Page 1 of 6
                            Exhibit Index at Page 7

                         PART 1 - FINANCIAL INFORMATION

                          CAMPBELL CAPITAL CORPORATION

                                 BALANCE SHEET

                                  (UNAUDITED)

                                     ASSETS

                                    March 31,  September 30,
                                      1996         1995
                                    ---------  ------------

Current assets
Cash                                $     198    $   2,087
                                    ---------    ---------
       Total current assets         $     198    $   2,087
                                    =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                    $     -      $     -
Due to affiliate                       10,060       10,060
                                    ---------    ---------
   Total current liabilities           10,060       10,060
                                    ---------    ---------

Stockholders' equity
 Preferred stock, $.01 par value.
  Authorized 10,000,000; none
  issued or outstanding
 Common stock, $.001 par value.
  Authorized 25,000,000 shares
  5,500,000 shares issued and
  outstanding                           5,500        5,500
 Additional paid-in capital           223,527      223,527
 Deficit                            ( 238,889)   ( 237,000)
                                     --------     --------
                                        9,862    (   7,973)
                                     --------     --------
                                     $    198     $  2,087
                                     ========     ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS

                          CAMPBELL CAPITAL CORPORATION

                              STATEMENT OF INCOME

                                  (UNAUDITED)


                      Six months ended          Three months ended
                      ----------------          ------------------
                          March 31,                  March 31,
                      ----------------          ------------------

                         1996     1995            1996       1995
                         ----     ----            ----       ----

Interest income         $  11   $   33         $     3     $   16

Operating expenses      1,900      100             750        100
                       ------   ------          ------     ------

Net income (loss)     ($1,889) ($   67)        ($  747)   ($   84)
                       ======   ======          ======     ======


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS

                          CAMPBELL CAPITAL CORPORATION

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                     Six months ended March 31,
                                                        1996          1995
                                                        ----          ----

Cash provided by (used for) operations

          Net income (loss)......................     ($1,889)      ($   67)
          Changes in assets and liabilities......     (    - )      (   650)
                                                       ------        ------
        Net cash used for operations.............     ( 1,889)      (   717)

          Cash, beginning of period..............       2,087         4,232
                                                       ------        ------

   Cash, end of period...........................      $  198        $3,515
                                                       ======        ======


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS

                          CAMPBELL CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

Note 1:         Basis of Presentation
- -------         ----------------------

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three and six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Item 2.         Management's Discussion and Analysis or Plan of Operation
- -------         ---------------------------------------------------------

Results of Operations

          For a description of the Company's business, see the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995. At this date, the Company has no understandings, commitments or agreements with respect to any acquisition.

          Revenue during the three and six months ended March 31, 1996 and 1995 consisted principally of interest income. Expenses have consisted principally of professional fees. No officer or director of the Company has received, or accrued any right to receive, any cash compensation since the Company's inception.

Financial Condition, Liquidity and Capital Resources

          The Company's negative working capital and stockholders' deficit at March 31, 1996 was ($9,862). Any required additional financing may be obtained through loans, issuance of additional securities, or through other financing arrangements to be funded concurrent with an acquisition. There can be no assurance that any such financing will be available when it is required or, even if it is available, that it will be available on terms acceptable to the Company.

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

Financial Statements

          The following financial statements of the Company are included in this report:

                a.  Balance Sheet as of March 31, 1996 and September 30, 1995;

                b. Statement of Income for the three and six months ended March 31, 1996 and 1995;

                c. Statement of Cash Flows for the three and six months ended March 31, 1996 and 1995; and

                d.  Notes to Financial Statements.

Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAMPBELL CAPITAL CORP.

Date:  May 14, 1996                       By: /s/ Robert M. Leopold
       ------                                 ---------------------------------
                                              Robert M. Leopold, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                   Date
- ---------                       -----                   ----

/s/ Robert M. Leopold           President/Principal     May 14, 1996
- ------------------------        Executive Officer/      ------
ROBERT M. LEOPOLD               Director


/s/ Steve Gordon                Treasurer/Principal     May 14, 1996
- ------------------------        Financial and           ------
STEVE GORDON                    Accounting Officer


/s/ Hershel Krasnow             Director                May 14, 1996
- ------------------------                                ------
HERSHEL KRASNOW