Form 10QSB
period 1996-06-30
CAMPBELL CAPITAL CORP
filed 1996-08-14
CIK 811035

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996
                                         -------------

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to ______________

                         Commission File No. 33-11935
                                             --------

                       DENTAL SERVICES OF AMERICA, INC.

                         F/K/A  CAMPBELL CAPITAL CORP.
      -------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                           59-2754843
- -------------------------------                     ---------------------------

(State or Other Jurisdiction of                           (IRS Employer
Incorporation or Organization)                            Identification No.)

1111 Kane Concourse, Suite 505
Bay Harbour Islands, Florida                                   33154
- ---------------------------------------                    -------------
(Address of Principal Executive Offices)                     (Zip Code)


            Issuer's Telephone Number, Including Area Code:  (305)864-3255
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

                     YES     X               NO __________
                          -------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,320,000 shares of common
                                                  --------------------------
stock, $.001 par value per share, were outstanding as of August 13, 1996.
- -------------------------------------------------------------------------

                                  Page 1 of 9
                            Exhibit Index at Page 7

                        PART 1 - FINANCIAL INFORMATION

                       DENTAL SERVICES OF AMERICA, INC.

                      F/K/A CAMPBELL CAPITAL CORPORATION

                                 BALANCE SHEET

                                  (UNAUDITED)

                                    ASSETS

                                      June 30,   September 30,
                                        1996         1995
                                     ---------   -------------
Current assets
Cash                                 $ 624,012      $   2,087
Loan Receivable - Dental Practice
 Administrators, Inc.                  100,000              -
                                      --------       --------
   Total current assets              $ 724,012      $   2,087
                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Due to affiliated company            $        -     $  10,060
                                      ---------     ---------
   Total current liabilities                  -        10,060
                                      ---------     ---------

Stockholders' equity
 Preferred stock, $.01 par value.
  Authorized 10,000,000; none
  issued or outstanding
 Common stock, $.001 par value.
  Authorized 25,000,000 shares
  5,500,000 shares issued and
  outstanding in 1995 and
  7,017,000 in 1996                       7,016         5,500
 Additional paid-in capital             980,511       223,527
 Deficit                               (263,515)     (237,000)
                                       --------      --------
                                        724,012      (  7,973)
                                       --------      --------
                                      $ 724,012     $   2,087
                                       ========      ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS

                       DENTAL SERVICES OF AMERICA, INC.

                      F/K/A CAMPBELL CAPITAL CORPORATION

                              STATEMENT OF INCOME

                                  (UNAUDITED)


                               Nine months ended        Three months ended
                               -----------------        ------------------
                                   June 30,                 June 30,
                               -----------------        ------------------


                               1996         1995        1996          1995
                               ----         ----        ----          ----
Interest income             $ 1,010      $    45     $   999       $    12

Operating expenses           27,525        2,950      25,625         2,850
                            -------      -------     -------       -------

Net income (loss)          ($26,515)    ($ 2,905)   ($24,626)     ($ 2,838)
                            =======      =======     =======       =======

Net loss per share         ($  .004)     $     -    ($  .004)      $     -
                            =======      =======     =======       =======







        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS

                       DENTAL SERVICES OF AMERICA, INC.

                      F/K/A CAMPBELL CAPITAL CORPORATION

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                            Nine months ended June 30,
                                               1996           1995
                                               ----           ----
Cash provided by (used for) operations

Operations
      Net income (loss)..............         ($26,515)     (  2,905)
      Loan to Dental Practice
         Administrators, Inc.........         (100,000)            -
      Payment of payables............         ( 10,060)     (  4,150)
                                              --------      --------
      Cash used for operations.......         (136,575)     (  7,055)

Financing
      Issuance of Capital Stock
         upon exercise of Warrants...          758,500             -
      Advances from affiliates.......                -         5,000
                                              --------      --------
      Cash provided by financing
         activities..................          758,500         5,000
                                              --------      --------

      Net increase (decrease) in cash          621,925         2,055


Cash, beginning of period............            2,087         4,232
                                              --------      --------

Cash, end of period                           $624,012      $  2,177
                                              ========      ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS

                       DENTAL SERVICES OF AMERICA, INC.

                      F/K/A CAMPBELL CAPITAL CORPORATION

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

          The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 2:        SUBSEQUENT EVENTS
- -------        -----------------

          The Company has formed two subsidiaries; International Capital Development Corp. and Spencer Services, Inc.

          The Company has completed an acquisition of the outstanding capital stock of Dental Practice Administrators, Inc. ("DPA"). In connection therewith, the Company's principal shareholder, International Asset Management Group, Inc. transferred 4,370,000 shares of the Company's issued and outstanding common stock owned by it, as well as warrants to purchase 1,820,000 shares of the Company's common stock, to the stockholders of, and certain other persons having an interest in, DPA.

          In connection with the acquisition of DPA, the Company amended its Articles of Incorporation to change its corporate name to "Dental Services of America, Inc." The Company also has changed the NASDAQ trading symbols on the NASDAQ bulletin board for its common stock and warrants. The common stock now trades under the symbol "FLOS;" the Class A Warrants trade under the symbol "FLOSW;" and the Class B Warrants, when issued, will trade under the symbol "FLOSZ." The Class A Warrants expire on June 29, 1997, and the Class B Warrants expire on June 29, 1998.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- -------        ---------------------------------------------------------

RESULTS OF OPERATIONS

          Reference is made to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

          Revenue during the three and six months ended March 31, 1996 and 1995 consisted principally of interest income. Expenses consisted principally of professional fees.

          No officer or director of the Company has received, or accrued any right to receive, any cash compensation since the Company's inception.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          The Company has acquired all of the outstanding common stock of Dental Practice Administrators, Inc. ("DPA"). In connection with this transaction, the stockholders of DPA obtained a controlling interest in the Company. In connection with the completion of the transaction, the Company changed its corporate charter to reflect a name change to "Dental Services of America, Inc."

          In anticipation of this transaction, during the second and third quarter of 1996, holders of the Company's outstanding stock purchase warrants exercised a total of 1,745,000 Warrants at the exercise price of $.50 per Warrant. The Company issued 1,745,000 shares of its authorized, but unissued common stock which had been reserved for issuance upon exercise of outstanding Warrants and received gross exercise proceeds of $872,500 (1,516,000 shares were issued at June 30, 1996, raising proceeds of $758,500). These funds are being used for working capital. The Company also issued 75,000 shares of its authorized but unissued common stock for $.01 per share to certain persons in consideration of services. The Company agreed with the purchaser of 25,000 of such shares to repurchase the shares, at the purchaser's request, at a price of $2.00 per share ($50,000 in the aggregate) at any time prior to December 31, 1998. The repurchase obligation will terminate if the Company's common stock trades at a price in excess of $2.25 per share for at least 10 days during the period from August 1, 1998 through December 31, 1998.

          As a result of the above-described warrant exercises, the Company had stockholders' equity and working capital of $724,012 at June 30, 1996, as compared to a negative stockholders' equity and negative working capital at September 30, 1995 of $7,973.

                          PART II.  OTHER INFORMATION

ITEM 5.        OTHER INFORMATION
- -------        -----------------

          On July 29, 1996, the Company completed the acquisition of all of the outstanding common stock of Dental Practice Administrators, Inc. ("DPA"). DPA is a recently formed Florida corporation which currently operates seven dental clinics in the South Florida area. The acquisition was accomplished through completion of a share exchange pursuant to which the Company acquired all of the outstanding common stock of DPA in exchange for 4,370,000 shares of the Company's issued and outstanding common stock and warrants to purchase 1,820,000 shares of the Company's common stock at an exercise price of $.50 per share, all of which shares and warrants were transferred to DPA by the Company's principal shareholder, International Asset Management Group, Inc. ("IAMG"). The Company did not issue any additional shares of common stock or warrants to purchase additional shares of common stock in connection with the acquisition of DPA. The shares and warrants transferred by IAMG in connection with the acquisition of DPA were distributed to 20 persons who previously held common stock or debt securities of, or who had previously provided services to, DPA (the "DPA Investors"). After the transaction, and following the sale of additional shares and warrants, IAMG continues to hold 575,000 shares of the Company's common stock and warrants to purchase 625,000 shares of the Company's common stock at an exercise price of $.50 per share. Additionally, in connection with the transaction the Company issued to IAMG five year warrants to purchase 1,000,000 shares of the company's Common Stock at an exercise price of $2.50 per share.

          Upon completion of the acquisition of DPA by the Company, the DPA investors, in the aggregate, owned a total of 4,370,000 shares (62.28%) of the Company's issued and outstanding common stock, and thus, as a group, acquired control of the Company. The DPA Investors however, have advised the Company that they do not constitute a "group" for purposes of Section 13(d) of the Securities Exchange Act, and there are no arrangements or understandings among such persons with respect to the election of directors or any other matters which may be voted upon by the shareholders of the Company. None of the stockholders or creditors of DPA acquired more than 5% of the Company's outstanding common stock in connection with the transaction.

          In connection with the acquisition of DPA, Mr. Paulo Dominguez, Dr. Roger Prieto and Dr. Carolina Sierra, all of whom are DPA Investors, have become directors of the Company.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
- -------        --------------------------------

FINANCIAL STATEMENTS

          The following financial statements of the Company are included in this report:

               a. Balance Sheet as of June 30, 1996 and September 30, 1995;

               b. Statement of Income for the three and nine months ended June
                  30, 1996 and 1995;

               c. Statement of Cash Flows for the nine months ended June 30,
                  1996 and 1995; and

               d. Notes to Financial Statements.


EXHIBITS
- --------
               a. Share Exchange Agreement, dated July 29, 1996;

               b. Audited Financial Statements of DPA for the period from inception to March 31, 1996.


PRO FORMA FINANCIAL INFORMATION

          Pro-forma financial information required to be filed in connection with this transaction is currently being prepared and will be filed in an amendment to this Form 10-QSB as soon as practicable, but not later than 60 days after this date.

FORM 8-K

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      DENTAL SERVICES OF AMERICA, INC.

                                      f/k/a CAMPBELL CAPITAL CORP.


Date:  August 13, 1996               By: /s/ Paulo Dominguez
                                         -----------------------------
                                         Chief Executive Officer



                                      By: /s/ Steve Gordon
                                         ------------------------------
                                         Chief  Financial Officer