Form 10KSB
period 1996-09-30
DENTAL SERVICES OF AMERICA INC
filed 1996-12-30
CIK 811035

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                  FORM 10-KSB

(Mark one)
    (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 1996
                                            ------------------

                                      OR

    ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from                to
                                                 --------------    -------------
                      Commission File No. 33-11935
                                          --------

                        DENTAL SERVICES OF AMERICA, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                            8021                         59-2754843
----------------------------        ----------------------------       --------------------
 (State or jurisdiction of          (Primary Standard Industrial         (I.R.S. Employer
      incorporation                 Classification Code Number)          Identification No.)
     or organization)


        Issuer's Telephone Number, Including Area Code: (305) 895-0716
                                                         --------------

             Securities registered under Section 12(b) of the Act:

                                               Name of Each Exchange
Title of Each Class                             on Which Registered

       None                                            None
-------------------                            ----------------------

             Securities registered under Section 12(g) of the Act:

                                    None
                               ----------------
                               (Title of Class)

Check whether the issuer (1) has filed all reports required to be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X      NO
                                 -----


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year are $625,485

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last known bid quotation (two dollars ($2)) for the common stock, is $11,254,500

The number of shares outstanding of the issuer's common stock, $.001 par value per share as of September 30, 1996 is 7,320,000

                                    PART I
                                    ------


Item 1.  Description of Business

Dental Service of America, Inc. (formerly known as "Campbell Capital Corp.") (The "Company") was organized under the laws of the State of Delaware on January 6, 1987 by International Asset Management Group, Inc. ("IAMG"), the promoter and parent of the Company, for the purpose of providing a vehicle to raise capital and seek business opportunities. The Company completed an initial public offering of its securities in August 1987, raising net proceeds of approximately $110,000. Subsequent to the public offering, the Company invested most of its capital in Asbestos Management Enterprise, Inc., which investment was subsequently lost. Asbestos Management Enterprise, Inc. ran out of capital and was forced to discontinue operations. During 1993, the Company's then current board of directors determined to seek a business acquisition and to bring the Company into compliance with its reporting obligations under Section 15(d) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Effective as of July, 1996, the Company acquired 100% of the issued and outstanding capital stock of Dental Practice Administrators, Inc. ("DPA"), a Florida corporation which was formed in 1995 to engage in the business of operating dental centers. In conjunction with the acquisition of DPA, the Company changed its corporate name to Dental Services of America, Inc. References herein to the "Company" may be deemed to refer to Dental Services of America, Inc. and/or to its wholly-owned subsidiary, Dental Practice Administrators, Inc.

The Company currently operates six dental centers, all of which are located in the South Florida area. Each dental center is located within or in close proximity to a high volume medical clinic. The medical clinics serve primarily Medicaid patients. The Company also operates a portable dental center which is currently operating at three different locations each week.

In most states, including Florida where all of the Company's dental centers are located, dental practices must be owned by a licensed dentist. In keeping with these legal requirements, the Company operates its dental centers through majority-owned subsidiaries, which are controlled by licensed dentists. The Company provides the required capital, and management and marketing services, allowing the dentists to focus on delivery of high quality dental care.

The dental industry and dental practices are regulated extensively at the state and federal levels. The Company does not control the practice of dentistry by the affiliated dentists or their compliance with the regulatory requirements directly applicable to dentists and their practices. The laws of many states prohibit non-dental entities (such as the Company) from practicing dentistry (which in certain states includes managing or operating a dental office), splitting professional fees with dentists, owning a dental practice of controlling the content of a dentist's advertising. The laws of many states also prohibit dentists from paying any portion of fees received for dental services in consideration for the referral of a patient. In addition, many states impose limits on the tasks that may be delegated by a dentist to dental hygienists and other staff members. These laws and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion which the Company will comply with.

The Company plans to open new dental centers in other Florida regions and additional locations in the greater Miami metropolitan area. The Company intends to expand its operations to other states, including expansion into Georgia, South Carolina, Alabama, Mississippi, Missouri and New Jersey.

The Company intends to position itself to capitalize on developing trends within the health care industry, such as the penetration of "managed care," by using the dental centers as a basis for the development of prepaid managed dental care plans in all of the above states.

The Company has filed an application with the Florida Department of Insurance to establish a prepaid dental care plan in Florida. Management believes that participation in dental managed care will be critical to the long-term growth of the Company. State insurance laws and other governmental regulations establish various licensing, operational, financial and other requirements relating to the prepaid managed dental care plan business. State insurance departments and other regulatory agencies are typically empowered to interpret such laws and promulgate regulations applicable to the prepaid dental plan business. The laws and regulations relating to the prepaid dental plans are rapidly changing and have been the subject of numerous past and present legislative proposals, which could adversely affect the Company's ability to enter the prepaid managed dental care business and consequently, the Company's expansion plans. It is anticipated that as the Company expands, applications, either standalone or incunction with health managed care organization, will be filed in other states. Management is not aware of any particular matters that will cause extensive delay or in obtaining approvals in Florida or other states and further the Company intends to comply with all regulations.

The Company competes with other licensed dentists, as well as with other dental care management companies, the majority of which may have more capital, resources, expertise and experience than the Company. The Company expects to compete with other companies offering prepaid dental care services as well as other types of businesses in the health care industry, including insurance companies offering both prepaid managed dental care plans and indemnity dental care insurance, Health Maintenance Organizations (HMO's), self-funded employer plans, Preferred Provider Organizations (PPOs), and discount fee-for-service dental plans. The Company believes that the competition for prepaid managed dental care plans will continue to increase in the future and that insurance companies and HMOs in particular will continue to seek to enter the managed dental care benefits business and expand their dental care markets. Many of the Company's competitors will be better known to the public and have substantially greater financial and other resources than the Company. Pricing of the plans will be a significant competitive factor, especially with contracts that are awarded on a competitive bid basis.

The Company meets certain OSHA and other governmental regulation and guidelines in its dental clinics. The cost of such compliance has not been material. DSA has not been engaged in research and development of products or delivery systems as of September 30, 1996.

As of the date hereof, the Company has ten (10) affiliated dental practitioners, ten (10) dental assistants, and a total of 29 employees. None of the Company's employees are members of a labor union, and the relationship between the Company and its employees is favorable. The Company provides various incentives and benefits to its employees, such as stock option plans and a 401(k) plan.


Item 2.  Description of Property

The Company's principal executive offices are located at 12000 Biscayne Boulevard, Suite 200, Miami, Florida 33181, its telephone number is (305) 895-0716, and its telecopy number is (305) 895-0514. It leases this office at a cost of approximately $4,100 per month.

The Company leases or rents the location of its dental clinics. The Company's obligation under these lease or rental agreements, in the large part, are subject to the Company continuing to use and operate the dental clinic in the location. In the event that the Company, reduces or discontinues a facility, most of the agreements would result in a reduction or termination of an obligation to pay rent.

Item 3.  Legal Proceedings

The Company is not involved in any legal proceedings.


Item 4.  Submission of Matters to a Vote of Security-Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.


                                    PART II
                                    -------

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Common Equity

The Company's Common Stock and Class A Warrants have been quoted from time to time on the NASDAQ bulletin board. Prior to the Company's recent acquisition of DPA, only sporadic trading of the Company's Securities had occurred since its initial public offering in 1987. Since the acquisition of DPA, there has been increased trading in the Company's securities. The Company's Common Stock and Class A Warrants are currently trading on the NASDAQ bulletin board under the symbols "FLOS" for the Common Stock and "FLOSW" for the Class A Warrants. The Company expects to apply to have its securities listed on the NASDAQ Small Capitalization Market in the near future. The high and low bid for the prior two years of the Company's common stock has ranged from $0.375 to $4.00. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of September 30, 1996, the Company had approximately 100 record holders of its Common Stock and believes that there are more than 100 beneficial holders of its Common Stock.

The transfer agent for the common stock and the class a warrants is American Stock Transfer and Trust Company, 40 Wall Street, 46th Floor, New York, New York 10005.


Dividends

The Company has never paid dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the growth of its recently acquired health care business and does not anticipate that any cash dividends will be paid on the Common Stock in the foreseeable future.

The shares of preferred stock, $0.1 par value, being offered hereby ("Dental Preferred Stock"). The Company intends to issue a special Dental Preferred
Stock $.01 par value, which will be offered and sold only to licensed dental practitioners and other dental professionals, as approved by a committee created by the Board of Directors and carry a dividend of $.01 per share, payable annually. Such dividend is payable in cash or in Common Stock of the Company.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Selected Financial Data

The following table sets forth the selected financial data for the Company for the period indicated and should be read in conjunction with the financial statements and notes appearing elsewhere in this Annual Report on Form 10-KSB:


                                            Years Ended September 30,

                                 1992      1993      1994      1995      1996
                                 ----      ----      ----      ----      ----
Selected Data from
 Statement of Operations:

  Revenue                       $  172   $    35   $    52   $    55  $ 625,485

  Net loss                        (559)   (4,898)   (7,783)   (2,145)  (275,043)

  Net loss per share              (.00)     (.00)     (.00)     (.00)     (.046)

  Cash dividends                  none      none      none      none       none


                                            As of September 30,

                                 1992      1993      1994      1995      1996
                                 ----      ----      ----      ----      ----

Selected Balance Sheet Data:

Total assets                    $6,818   $ 1,995   $ 4,232   $ 2,087   $890,070

Total liabilities                    -         -    10,060    10,060     89,140

Long term debt                       -         -         -         -          -

Working capital                  6,818     1,955    (5,828)   (7,973)   $97,565

Total Stockholder's Equity       7,921     6,818     1,955    (5,828)  (800,930)
(Deficit)

Book value per share               .00       .00       .00       .00       .109

Results of Operations

Subsequent to its initial public offering, the Company invested most of its capital in Asbestos Management Enterprise, Inc., which investment was lost. Since that time, and until the acquisition of Dental Practice Administrators, the principal activity of the Company was to conserve its assets for use in connection with a businesses acquisition.

Total revenue were $625,485 for Fiscal 1996 as compared to $55, $52, $35 and $172 for Fiscal 1995, 1994, 1993 and 1992 respectively. Total revenues was derived from the operations of the Company's dental clinics. The majority of these revenues are a result of billing the State of Florida Medicaid program for services rendered to their clients on a fee for service basis. Total revenue prior to Fiscal 1996 consisted primarily of interest income.

The cost of operating the dental clinics operations in Fiscal 1996 was $409,680. Selling, general and administrative expenses for Fiscal 1996 were $495,529 as compared to $2,145 and $7,385 in Fiscal 1995 and 1994 respectively.

The Company incurred a net loss of $275,043 for Fiscal 1996, as compared to a net loss of $2,145 for Fiscal 1995 and $7,783 for Fiscal 1994. The Company has postured itself for future growth. The costs related to starting new dental clinics, acquiring existing clinics and establish managed care plans are a significant burden on revenues. Until the hoped for growth of the clinical operations and the approval, start up and successful operation of the managed care subsidiaries occurs, the Company will continue to incur net losses due to it's corporate overhead.


Financial Condition, Liquidity and Capital Resources

The Company's cash at hand was $559,272, $2,087 and $4,232 at September 30, 1996, 1995 and 1994 respectively. Working capital, including cash on hand was $597,565, ($7,973) and ($5,828) at September 30, 1996, 1995 and 1994
respectively representing an increase of $605,538 from September 30, 1995 to September 30, 1996 as compared to a decrease of $2,145 from September 30, 1994 to September 30, 1995. At present, the Company has $335,281 in lease commitments which could affect its liquidity.

While management feels that it has sufficient liquidity and capital resources to operate the Company for the next 12 months, continuing losses from operations will negatively effect the liquidity of the Company. Should the losses accelerate due to increased costs involved with new clinics and markets, the Company may require additional capital to maintain a reasonable level of
liquidity   Any such additional financing may be obtained through loans, issuance of additional securities, or through other financing arrangements. There can be no assurance that any such financing will be available when it is required or, even if it is available, that it will be available on terms acceptable to the Company.

Item 7.  Financial Statements

See index to Financial Statements in Item 13 which is included in Part III of this report.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.


                                PART III


Item 9   Directors, Executive Officers, Promoters and Control Persons

The following table set forth certain information concerning the directors and executive officers of the Company.


Name                     Age               Position
----                     ---               --------

Paulo Dominguez           27  Director, Executive Vice President

Roger Prieto, D.D.S.      32  Director, Vice President

Carolina Sierra, M.D.     39  Director

Hershel Krasnow           73  Director

Robert M. Leopold         70  Director

Paul A. Rothman           50  President

Henry L. Ewen             41  Treasurer, Chief Financial Officer

Sujit Shyam               26  Secretary


Directors of the Company are elected at the annual meeting of stockholders and hold office until the following annual meeting and until their successors are
elected and qualified.   Mr. Dominguez, Dr. Prieto and Dr. Sierra were elected
to the Board of Directors of the Company in July, 1996. Mr. Krasnow and Mr. Leopold have served as Directors of the Company since its inception. All officers serve at the discretion of the Board of Directors.

Set forth below is a brief summary of the background of each director and executive officer.

Paulo Dominguez, is the founder of DPA. Prior to founding DPA, Mr. Dominguez was Operations Manager for Advanced Attention Dental Care, a Miami, Florida dental clinic, from 1993 to 1995. From 1991 to 1993, Mr. Dominguez was general manager of an orthodontic dental practice based in Sunrise, Florida.

Roger Prieto, D.D.S., serves as the Company's Vice President and Chief Dental Officer. He was the Staff Dentist at Morris Heights Health Center from 1995 to 1996, when he joined the Company. He obtained his Doctor in Dentistry from University of Central East Dominican Republic in 1989 and a D.D.S. degree from New York University College of Dentistry in 1994. He has practiced dentistry in the Dominican Republic and since moving to the United States in 1990, practiced as a dental assistant in Miami, Florida and Providence, Rhode Island prior to obtaining his D.D.S. degree.

Carolina Sierra, M.D. is a member of the Board of Directors, and Medical Director of American Medical Plans, Inc., a company which owns and operates health maintenance organizations in several states. She has held such position since September, 1994. From August, 1993 until September, 1994, she was President and medical director of Max A Med Health Plans, Inc. Prior to that time, since 1987, she was engaged in the private practice of medicine, specializing in endocrinology.

Hershel Krasnow has been a senior vice president of Josephthal Lyon & Ross, Incorporated, an investment banking firm, since April, 1990. Mr. Krasnow has been in the investment banking business for over 30 years. He is a director of Windsor Capital Corp. Mr. Krasnow is also a director of International Asset Management Group, Inc., one of the affiliated shareholders of the Company.

Robert M. Leopold has been President of Huguenot Associates, Inc., a financial and business consulting company, since 1977, and Chairman of the Board of International Asset Management Group, Inc. since 1983. Huguenot Associates, Inc. is a wholly owned subsidiary of IAMG. From June 1982 to December 1990, Mr. Leopold held various positions with Insituform of North America, Inc., including Vice Chairman (1982-1986), Chief Executive Officer (1986 - 1989), Chairman (1986
- 1987) and Advisor to the Chairman (1989 - 1990). Mr. Leopold was also a director of Insituform Mid-America, Inc. Mr. Leopold is currently a consultant to Insituform Technologies, Inc. Mr. Leopold is a director of H.E.R.C. Products Incorporated, Infodata Systems, Inc., Windsor Capital Corp., and Standard Security Life Insurance Company of New York, a wholly owned subsidiary of Independence Holding Company.

Paul A. Rothman was appointed President of the Company in October, 1996. Mr. Rothman has more than 25 years of experience working in healthcare, public and private project development and management. From December, 1994 through August, 1996, he served as Executive Director of Frontier Health Services, a Florida start-up prepaid Medicaid HMO. From August, 1994 to December, 1996, he served as a consultant to Independent Living Care, Inc., and assisted a Florida HMO in developing corrective strategies to comply with applicable Florida regulations. From February, 1991 to June 1994, Mr. Rothman was Vice President of Medical Sciences Group, Inc., a manufacturer of cardio respiratory contact monitoring and software systems based in Hollywood, Florida.

Henry L. Ewen has served as Treasurer and Chief Financial Officer of the Company since August, 1996. Mr. Ewen is a certified public accountant. From 1986 through June, 1996, Mr. Ewen practiced public accounting as the owner of Henry
L. Ewen, CPA. During the same period, he was also the owner and principal employee of International Financial Management Systems, a developer of international banking and mutual fund software.

Sujit Shyam has served as Secretary of the Company since From 1994 to 1995 he was an account executive for Metropolitan Life Insurance Company. From 1990 to 1994 he was general merchandise manager for Follet Corporation in Miami, Florida.

Committees

The Board of Directors has established an Executive Committee, an Audit Committee and a Compensation Committee. The Executive Committee will receive regular reports from the Chief Operating Officer regarding the business operations of the Company and will supervise the operations of the Company between meetings of the Board of Directors. Paulo Dominguez and Hershel Krasnow serve as members of the Executive Committee. The Audit Committee will review with the Company's independent accountants, the scope of their audit and their report thereon. The Compensation Committee will review and approve the compensation of executive offices and responsible for administering the Company's stock option plans. Dr. Carolina Sierra and Hershel Krasnow serve as members of the Audit Committee and of the Compensation Committee. Mr. Krasnow serves as Chairman of the Executive Committee, the Audit Committee and the Compensation Committee.

Complaince With Section 16(a) of the Exchange Act:      Not Applicable

Item 10.  Executive Compensation

Director Compensation

Directors will receive a directors fee of $200 per meeting for each Board of Directors meeting attended and $100 per meeting for each committee meeting attended.

In addition, all directors will receive stock option grants on an annual basis under the 1996 Director Stock Option Plan. Five-year options to purchase 10,000 shares of the Company Common Stock will be automatically granted to each director on October 1 of each year, starting October 1, 1996, at an option price equal to the market price of the Common Stock on the date of the grant. Existing directors have each been granted five-year options to purchase 10,000 shares of Common Stock at an option price equal to the market price as of the date of such grant, and directors appointed to the Board of Directors in the future will also be granted options to purchase 10,000 shares of common stock when they are appointed to the Board, at an option price equal to the market price of the Common Stock as of the date of their appointment to the Board. In addition, directors will be granted options to purchase 5,000 shares for each committee of which they are a member and options to purchase 10,000 shares for serving as chairman of a committee. As of September 30, 1996, options to purchase 105,000 shares at an exercise price of $.50 per share had been granted under the Director Plan. As of October 1, 1996 an additional 105,000 shares at an exercise price of $1.75 per share have been granted under the Director Plan.


Officers Compensation

No officer, director or employee of the Company received compensation in excess of $100,000 during the fiscal year ended September 30, 1996, or during any prior fiscal year. Prior to the Company's acquisition of DPA in July, 1996, Mr. Hershel Krasnow served, without compensation, as the Company's chief executive officer.

Mr. Paulo Dominguez, a director of the Company and President of DPA, is employed by the Company pursuant to a three-year employment agreement extending through June 30, 1999. The agreement provides for a base salary of $50,000 during the first year, $55,000 during the second year, and $60,000 during the third year. One-fourth of Mr. Dominguez's first year salary will be paid on a deferred basis during the second year. Dr. Roger Prieto, President and Chief Dental Officer, is also employed pursuant to a three year employment agreement, providing for annual salaries of $30,000, $36,000 and $42,000. One-fourth of Dr. Prieto's first year salary will be paid on a deferred basis. Sujit Shyam is also employed pursuant to a three year employment agreement, providing for annual salaries of $37,500 during the first year, $45,000 during the second year, and $50,000 during the third year. One-fourth of Mr. Shyam's first year salary is deferred until the second year. Such persons were not officers or employees of the Company and received no compensation from the Company during its last fiscal year ended September 30, 1995. Mr. Paul Rothman was appointed President of the Company in October, 1996, and currently receives a salary of $80,000 per year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, the Company's Chief Executive Officer, and all officers and directors of the Company, as a group, as of September 30, 1996, and their percentage ownership of Common Stock after exercise of all outstanding Class A Warrants and of all Class B Warrants issuable upon exercise of Class A Warrants, and exercise of all stock options granted to directors and employees of the Company.


                                                                          After Exercise of Options and
                                                                          -----------------------------
                                     Before Exercise of Warrants                    Warrants/1/
                                     ---------------------------                    -----------
                                                                                            Percent of
                                        No. of                                                  Common
                                        ------    Percent of                                    ------
Name and Address of Beneficial Owner    Shares   Common Stock             No. of Shares/2/      Stock
------------------------------------    ------   ------------             ----------------      -----
--------------------------------------------------------------------------------------------------------

International Asset                   484,000      6.6%              1,569,000                13.1%
Management Group, Inc./3/
1101 96th Street
Miami, FL  33154

Paulo Dominguez                       600,000      8.2%                640,000                 5.3%
12000 Biscayne Blvd., #200
Miami, FL 33181

Roger Prieto, D.D.S.                  200,000      2.7%                220,000                 1.8%
12000 Biscayne Blvd., #200
Miami, FL 33181

Carolina Sierra, M.D.                  78,750      1.1%                170,000                 1.4%
One S.E. 3rd Avenue
Miami, FL  33131

Hershel Krasnow/3/                    484,000      6.6%              1,649,000                13.8%
1101 96th Street
Miami, FL  33154

Robert M. Leopold/3/                  484,000      6.6%              1,589,000                13.3%
4 Gilder Street
Larchmont, NY 10504

Paul A. Rothman                        50,000       .7%                100,000                  .8%
12000 Biscayne Blvd., #200
Miami, FL  33181

Henry L. Ewen                         100,000      1.4%                145,000                 1.2%
12000 Biscayne Blvd., #200
Miami, FL 33181

Sujit Shyam                           200,000      2.7%                215,000                 1.8%
12000 Biscayne Blvd., #200
Miami, FL 33181

All officers and directors          1,712,750     23.4%              3,159,000                26.5%
 as a group (8 persons)

/1/ Assumes exercise of all 3,755,000 Outstanding Non-Public Warrants and Class A Warrants and exercise of 500,000 Class B Warrants. Also assumes all Directors and officers exercise all stock options which have been granted under the Director Plan and the 1996 Plan.

/2/ Includes shares to be issued upon exercise of options to officers and directors in the following amounts: Dominguez - 30,000; Prieto -20,000; Sierra- 40,000; Krasnow - 80,000; Leopold - 20,000; Rothman - 50,000;
     Ewen - 25,000; Shyam - 15,000.

/3/ Mr. Krasnow and Mr. Leopold, as officers and directors of International Asset Management Group, Inc. ("IAMG"), may be deemed to be beneficial owners of the Common Stock of the Company owned by IAMG. The officers, directors and principal shareholders of IAMG are as follows:

                                                                    No. of Shares      Percent of
Name                       Position                              Beneficially Owned   Common Stock
----                       --------                              ------------------   ------------

Hershel Krasnow             Director                                     2,813            --

Claire Krasnow              Shareholder                                278,288            3.3%

Robert M. Leopold           Officer, director, shareholder             659,360A*          7.8%

Richard J. Tucker           Shareholder                                500,000            5.9%

Paulo Dominguez             Shareholder                                460,000            5.4%


   Hershel Krasnow and Claire Krasnow are husband and wife. Mr. Krasnow does not have voting power over and disclaims beneficial ownership with respect to the shares owned by his wife.

   *Excludes 70,515 shares of common stock owned by Mr. Leopold's wife. Mr. Leopold does not have voting power with respect to such shares and disclaims beneficial ownership thereof.

Item 12.      Certain Relationships and Related Transactions

In July, 1996, the Company acquired 100% of the outstanding capital stock of DPA in a transaction in which the shareholders and certain other persons who had made investments in or provided services to DPA acquired from IAMG 4,370,000 shares of the Company's common stock and 1,820,000 Non-Public Warrants formerly held by IAMG. Persons receiving securities of the Company in such transaction include Paulo Dominguez (665,500 shares and 500,000 Warrants), Roger Prieto, D.D.S. (400,000 shares), Carolina Sierra M.D. (78,750 shares and 41,250 Warrants), and Sujit Shyam (400,000 shares). Mr. Dominguez subsequently transferred 65,500 shares and 40,000 Warrants and transferred 460,000 Warrants to IAMG in exchange for 460,000 shares of IAMG common stock; Dr. Prieto subsequently transferred 200,000 shares; and Mr. Shyam subsequently transferred 200,000 shares.

Item 13.      Exhibits, Lists and Reports on Form 8-K

Financial Statements

The following financial statements of the Company are included in this report:

Independent Auditor's Report;
Balance Sheet as of September 30, 1996 and 1995;
Statement of Operations for the three years ended September 30, 1996;
Statement of Cash Flows for the three years ended September 30, 1996;
Statement of Changes in Stockholders' Equity for the three years ended September 30, 1996; and Notes to Financial Statements.

Exhibits

Articles of Incorporation. Incorporated by reference to certain exhibits to the Registration Statement on Form SB-2, Registration No. 333-13591 By-Laws. Incorporated by reference to certain exhibits to the Registration Statement on Form SB-2, Registration No. 333-13591 Employment Contracts. Incorporated by reference to certain exhibits to the Registration Statement on Form SB-2, Registration No. 333-13591 Definitive form of the Warrants. Incorporated by reference to certain exhibits to the Registration Statement on Form SB-2, Registration No. 333-13591


Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 1996.

Supplemental information to be furnished with reports files pursuant Section 15(d) of the Exchange Act by registrants which have not registered securities pursuant to Section 12 of the Exchange Act

No annual report or proxy material has been sent to security holders, nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 30th day of December, 1996.


                                        DENTAL SERVICES OF AMERICA, INC.

                                        By: /s/ Paul Rothman
                                            ----------------------------
                                            Paul Rothman


Signature                      Title                      Date
---------                      -----                      ----
/s/ Paulo Dominquez            Director, Executive Vice   December 30, 1996
-------------------------      President
Paulo Dominguez


-------------------------      Director, Vice President
Roger Prieto, D.D.S.


-------------------------      Director
Robert M. Leopold

/s/ Carolina Sierra, M.D.
-------------------------      Director                   December 30, 1996
Carolina Sierra, M.D.

/s/ Hershel Krasnow
-------------------------      Director                   December 30, 1996
Hershel Krasnow

/s/ Paul Rothman
-------------------------      President                  December 30, 1996
Paul Rothman                   (principal executive
                               officer)
/s/ Henry Ewen
-------------------------      Treasurer                  December 30, 1996
Henry Ewen                     (principal financial and
                               accounting officer)


                       Dental Services of America, Inc.
                               And Subsidiaries
                       Consolidated Financial Statements
                              September 30, 1996

  [LETTERHEAD OF HARVEY JUDKOWITZ, CERTIFIED PUBLIC ACCOUNTANT, APPEARS HERE]


To the Board of Directors of
Dental Services of America, Inc.

I have audited the accompanying consolidated balance sheets of Dental Services of America, Inc., (formerly Campbell Capital Corp.) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dental Services of America, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the three years then September 30, 1996 in conformity with generally accepted accounting principles.


/s/ Harvey Judkowitz
Miami, Florida
December 19, 1996

                       Dental Services of America, Inc.
                               And Subsidiaries
                          Consolidated Balance Sheet
                          September 30, 1996 And 1995

                                    ASSETS

                                               1996        1995
                                             ---------    -------
Current assets
Cash                                        $  559,272    $  2,087
Accounts receivable, less allowance
for doubtful accounts of $6,303                 49,308
Dental supplies inventory                       56,990
Marketable securities, at cost                   9,294
Prepaid expenses                                 9,041
Other current asset                              2,800
                                              --------     -------
        Total current assets                   686,705       2,087
                                              --------     -------
Furniture and equipment, less accumulated
   depreciation of $ 19,163                    161,172
                                              --------
Other assets
Prepaid registration costs                      34,443
Organization costs                               7,750
                                              --------
                                                42,193
                                              --------
                                            $  890,070    $  2,087
                                              ========     =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses       $   67,690    $      -
Due to affiliated company                            -      10,060
Loan payable bank                               21,450           -
                                              --------     -------
  Total current liabilities                     89,140      10,060
                                              --------     -------

Stockholders' equity
Preferred stock, $.01 par value.  Authorized
 10,000,000 shares.  None issued or
 outstanding
Common stock, $.001 par value. Authorized
 shares 25,000,000. 7,320,000 and 5,500,000
 shares issued and outstanding
 issued and outstanding                          7,320       5,500
Additional paid-in capital                   1,305,653     223,527
Deficit                                      ( 512,043)   (237,000)
                                             ---------    --------
                                               800,930    (  7,973)
                                             ---------    --------
                                            $  890,070   $   2,087
                                             =========    ========

  The accompanying notes are an integral part of these financial statements.

                       Dental Services of America, Inc.
                               And Subsidiaries
                     Consolidated Statement of Operations
                 For The Three Years Ended September 30, 1996


                                 1996       1995      1994
                                 ----       ----      ----

Net fees earned               $ 625,485   $    -    $    -
                                -------     -----     -----

Direct costs
Dentists remuneration           221,710         -         -
Dental supplies                  36,220         -         -
Billing                          26,605         -         -
Marketing                        90,668         -         -
Payroll                          19,302         -         -
Laboratory costs                 15,175         -         -
                                -------     -----     -----
                                409,680         -         -
                                -------     -----     -----
                                215,351         -         -
General and administrative
expenses                        495,529     2,200     7,835
                                -------     -----     -----
                               (280,178)   (2,200)   (7,835)
                                -------     -----     -----
Other income and expense
Interest income                   6,789        55        52
Interest expense               (  1,654)        -         -
                                -------     -----     -----
                                  5,135        55        52
                                -------     -----     -----

Net loss                      $(275,043)  $(2,145)  $(7,783)
                                =======     =====     =====

Loss per common share            $(.046)   $(.000)   $(.001)
                                   ====      ====      ====

  The accompanying notes are an integral part of these financial statements.

                       Dental Services of America, Inc.
                               And Subsidiaries
                Consolidated Statement of Stockholders' Equity
                 for the Three Years Ended September 30, 1996


                                                       Additional
                                   Common stock         paid-in
                                 Shares    Amount       capital      Deficit
                                 ------    ------       -------      -------
                                 (000's)
Balance September 30,
1993                             5,500     $5,500     $  223,527   $(227,072)

Net loss 1994                                                 -     (  7,783)
                                ------     ------      ---------    --------

Balance September 30,
1994                             5,500     $5,500     $  223,527   $(234,855)

Net loss 1995                                                 -     (  2,145)
                                ------     ------      ---------    --------

Balance September 30,
1995                             5,500     $5,500     $  223,527   $(237,000)

Sales of common
stock                            1,820      1,820        927,972

Effect of acquisition
of DPA                                                   154,154

Net loss 1996                                  -              -     (275,043)
                                ------     ------      ---------    --------

Balance September 30,
1996                             7,320     $7,320     $1,305,653   $(512,043)
                                 =====      =====      =========     =======

  The accompanying notes are an integral part of these financial statements.

                       Dental Services of America, Inc.
                               And Subsidiaries
                     Consolidated Statement of Cash Flows
                 for the Three Years Ended September 30, 1996


                                                    1996       1995      1994
                                                    ----       ----      ----
Cash Flows From Operating Activities
 Net loss                                        $(275,043)  $(2,145)  $(7,783)
 Adjustments to reconcile net  loss to net
  cash provided
     by operating activities
    Depreciation                                    19,163
 Increase in accounts receivable                  ( 49,308)
 Increase in supplies inventory                   ( 56,990)
 Increase in prepaid expenses                     ( 43,484)
 Increase in other current assets                 (  2,800)
 Increase in organization costs                   (  7,750)
 Change in accounts payable and accrued
  expenses                                          67,690    (5,000)    5,000
                                                   -------     -----     -----
Net Cash Used by Operating Activities             (348,522)   (7,145)   (2,783)
                                                   -------     -----     -----

Cash Flows from Investing Activities
Purchase of marketable securities                 (  9,294)
Purchase of furniture and equipment               ( 26,181)
Net Cash Used by Investing Activities             ( 35,475)

Cash Flows Provided by Financing Activities
Proceeds of long-term debt                          21,450
Change in advance from affiliate                  ( 10,060)    5,000     5,060
Effect of acquisition of Dental Practice of
 common stock                                      929,792
                                                   -------     -----     -----
Cash Provided by Financing Activities              941,182     5,000     5,060
                                                   -------     -----     -----

Increase (Decrease) in Cash                      $ 557,185   $(2,145)  $ 2,277
                                                   -------     -----     -----
Cash, Beginning of year                              2,087     4,232     1,955
                                                   -------     -----     -----
Cash, End of year                                $ 559,272   $ 2,087   $ 4,232
                                                   =======     =====     =====


Supplementary Information
Furniture, equipment and supplies valued at $154,154 was contributed to the Company and is included as additional paid-in capital.

Amounts paid for interest during the period                    $    1,654

  The accompanying notes are an integral part of these financial statements.

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996


Note 1. Summary of Significant Accounting Principles

Organization
------------
Dental Services of America, Inc. (the Company), (DSA), formally known as Campbell Capital Corp. was organized under the laws of the State of Delaware in January, 1987, for the purpose of providing a vehicle to raise capital and seek business opportunities. Effective as of July, 1996, the Company acquired 100% of the issued and outstanding capital stock of Dental Practice Administrators, Inc.
(DPA), a Florida corporation which was formed in 1995 to engage in the business of operating dental clinics. In conjunction with the acquisition of DPA, the Company changed its corporate name to Dental Services of America, Inc.

These financial statements include the operations of DSA and its wholly owned subsidiaries, Dental Practice Administrators, Inc. and its affiliates.

DPA and its affiliates have been operating since January 1, 1996. Prior to the acquisition, DSA had no operations. The results of operations in these financial statements relate primarily to the operations of DPA and its affiliates.

Supplies Inventory
------------------
Supplies inventory is recorded at cost and represents the materials needed for day to day operations.

Accounts Receivable
-------------------
Revenues are recognized on the accrual method of accounting. Therefore when the patients are treated revenue is recorded and a corresponding receivable is established. As many patients are covered by insurance, the accounts receivable represent the amounts due from insurance companies.

An allowance for uncollectible accounts has been established for those receivables which may not be collected.

Furniture and Equipment
-----------------------
Furniture and equipment are recorded at cost. The Company provides depreciation for financial purposes over the estimated useful lives of the assets using the straight line method. Upon retirement or sale of fixed assets, their net book value will be removed from the accounts and the difference between such net book value and proceeds received is recorded in income. Expenditures for maintenance and repairs are charged to income; renewals and improvements are capitalized.

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996



Earnings per common share
-------------------------
Earnings per common share is based on the weighted average of common shares outstanding throughout the year. The number of shares utilized in the computation were 5,957,486, 5,500,000 and 5,500,000 in fiscal year 1996, 1995 and 1994 respectively.

Prepaid Registration Costs
--------------------------
Prepaid registration costs relate to costs paid to various entities who are involved with working on a new registration statement. These expenses will be charged to additional paid-in capital when the registration statement becomes effective. If the registration statement is abandoned, these costs will be charged to operations.

Income taxes
------------
The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are generally provided under the provisions of the Financial Accounting Standards Board (FASB) No. 109, 'Accounting for Income Taxes'.

For the current year the Company had an taxable loss of approximately $275,000. This loss may be carried forward to offset future taxable income, for a period of fifteen years.


Note 2. Leases
The Company leases office facilities under operating leases which expire over the next 6 years. Most of these leases provide for renewals for a like period of time.

Minimum payments for these leases having initial or remaining noncancelable terms in excess of one year are as follows:

Year ended:    September 30, 1997          $116,499
               September 30, 1998           107,924
               September 30, 1999            47,358
               September 30, 2000            41,400
               September 30, 2001            22 100
                                           --------
                                           $335,281
                                           ========

Rental expense for the year ended September 30, 1996 was $143,043.

Note 3.  Furniture And Equipment
Furniture and equipment as of September 30, 1996 and their respective accumulated depreciation are as follows:

                                              Accumulated    Estimated
                                      Cost   Depreciation         Life
                                      ----   ------------    ---------
Dental Equipment                  $152,770       $ 18,578      5 years
Furniture                            5,565            585      7 years
Leasehold improvements              22,000              -     31 years
                                  --------         ------
                                  $180,335       $ 19,163
                                  ========       ========

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996


During the formation of the Company, $154,154 in dental equipment, furniture and supplies were donated to the Company as part of the initial capitalization. This amount was credited to addition paid-in capital.

Note 4. Line of Credit
On March 31, 1996, the Company was granted a $25,000 line of credit from the Barnett Bank. The use of proceeds from this line will be used to give additional financing to the Company. The Company borrowed $21,450 on this line as of September 30, 1996. This loan bears interest at the prime rate as determined by the lender.

Note 5. Commitments and Contingencies
The Company has entered into employment contracts with certain of its officers. Mr. Paulo Dominguez will receive, in the aggregate, $50,000, $55,000 and $60,000 for the next three years. Mr. Sujit Shyam will receive, in the aggregate, $37,500, $45,000 and $50,000 for the next three years. Dr. Roger Prieto will receive, in the aggregate, $30,000, $36,000 and $42,000 for the next three years.

Note 6.  Stock Option Plan
The Company's Board of Directors and shareholders have adopted two stock option plans (the Plans). Pursuant to the 1996 Director Stock Option Plan (the Director
Plan), options to acquire a maximum of the greater of 500,000 shares or 5% of the number of shares of Common stock then outstanding may be granted to the directors of the Company. Pursuant to the 1996 Employee Stock Option Plan (the 1996 Plan), options to acquire a maximum of the greater of 1,000,000 shares of Common stock or 10% of the number of Common Stock then outstanding may be granted to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company.

Options to purchase xxx,xxx shares at prices ranging from $.50 to $1.125 per share have been granted to employees and consultants of the Company under the 1996 Plan.