Form 10QSB
period 1996-12-31
DENTAL SERVICES OF AMERICA INC
filed 1997-02-03
CIK 811035

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-QSB
     (Mark one)
        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the quarterly period ended December 31, 1996
                                                 -----------------

                                      OR

        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from ____________ to _____________

                         Commission File No. 33-11935
                                             --------

                       DENTAL SERVICES OF AMERICA, INC.
                (Name of small business issuer in its charter)


         DELAWARE                        8021                    59-2754843
-------------------------    ----------------------------    ------------------
(State or jurisdiction of    (Primary Standard Industrial     (I.R.S. Employer
      incorporation          Classification Code Number)     Identification No.)
     or organization)

     12000 Biscayne Boulevard, #200
           Miami, Florida                                         33154
----------------------------------------                    -----------------
(Address of Principal Executive Offices)                        (Zip Code)



        Issuer's Telephone Number, Including Area Code: (305) 895-0716
                                                        --------------


Check whether the issuer (1) has filed all reports required to be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            YES  X     NO
                               -----

The number of shares outstanding of the issuer's common stock, $.001 par value per share as of December 31, 1996 is 7,320,000

Item 1.       Financial Statements

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                   DECEMBER 31, 1996 AND SEPTEMBER 30, 1996


                                     ASSETS
                                                   December 31    September 30
                                                   -----------    ------------
Current assets
Cash                                                $ 240,871       $ 559,272
Accounts receivable, less allowance
  for doubtful accounts of $0 and $6,303
  at December 31 and September 30 respectively         65,899          49,308
Dental supplies inventory                              62,775          56,990
Marketable securities, at cost                         13,354           9,294
Prepaid expenses                                       15,369           9,041
Other current asset                                    10,844           2,800
                                                      -------         -------
   Total current assets                               409,113         686,705
                                                      -------         -------
Furniture and equipment, less accumulated
  depreciation of $28,052 and $19,163                 175,283         161,172
                                                      -------         -------
Other assets
Prepaid registration costs                             38,604          34,443
Organization costs less accumulated
  amortization of $387 at December 31                 100,272           7,750
                                                      -------         -------
                                                      138,876          42,193
                                                      -------         -------
                                                     $723,272        $890,070
                                                      =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                $109,226        $ 67,690
Loan payable bank                                      21,450          21,450
                                                      -------         -------
   Total current liabilities                          130,676          89,140
                                                      -------         -------

Stockholders' equity
Preferred stock, $.01 par value. Authorized
  10,000,000 shares. None issued or
  outstanding
Common stock, $.001 par value. Authorized
  shares 25,000,000. 7,320,000 shares issued
  and outstanding                                       7,320           7,320
Additional paid-in capital                          1,305,653       1,305,653
Deficit                                              (720,377)       (512,043)
                                                     --------        --------
                                                      592,596         800,930
                                                     --------        --------
                                                    $ 723,272       $ 890,070
                                                     ========        ========

   The accompanying notes are an integral part of these financial statements

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                            1996           1995
                                            ----           ----

Revenues earned                          $ 231,166       $    -

Cost of revenues earned                   (307,200)           -
                                           -------        -----


Gross Profit (Loss)                        (76,034)           -

General and administrative
expenses                                   135,736        1,150
                                           -------        -----
                                          (211,770)      (1,150)
                                           -------        -----
Other income and expense
Interest and dividend income                 4,053            8
Interest expense                            (  617)           -
                                           -------        -----
                                             3,436            8
                                           -------        -----

Net loss                                 $(208,334)     $(1,142)
                                           =======        =====

Loss per common share                       $(.028)      $(.000)
                                              ====         ====

   The accompanying notes are an integral part of these financial statements

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                Additional
                                               Common stock       paid-in
                                            Shares     Amount     capital     Deficit
                                            ------     ------     -------     -------
                                            (000's)


Balance September 30, 1993                  5,500      $5,500   $  223,527   $(227,072)

Net loss 1994                                                            -    (  7,783)
                                            -----       -----    ---------     -------


Balance September 30, 1994                  5,500      $5,500   $  223,527   $(234,855)

Net loss 1995                                                            -    (  2,145)
                                            -----       -----    ---------     -------


Balance September 30, 1995                  5,500      $5,500   $  223,527   $(237,000)
                                                                               -------
Sales of common stock                       1,820       1,820      927,972
Effect of acquisition of DPA                                       154,154
Net loss 1996                                               -            -    (275,043)
                                            -----       -----    ---------     -------

Balance September 30, 1996                  7,320      $7,320   $1,305,653   $(512,043)
                                            -----       -----    ---------     -------

Net loss quarter ended December 31, 1996                                      (208,334)

Balance December 31, 1996                   7,320      $7,320   $1,305,653   $(720,377)
                                            =====       =====    =========     =======

   The accompanying notes are an integral part of these financial statements

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                                       1996           1995
                                                                       ----           ----
Cash Flows From Operating Activities
Net loss                                                            $(208,334)      $(1,142)
Adjustments to reconcile net loss to net cash provided
  by operating activities
  Depreciation                                                          8,889             -
  Amortization                                                            387             -
Increase in accounts receivable                                      ( 16,591)            -
Increase in supplies inventory                                        ( 5,785)            -
Increase in prepaid expenses                                          ( 6,328)            -
Increase in other current assets                                      ( 8,044)            -
Change in accounts payable and accrued expenses                        41,536             -
                                                                      -------         -----
Net Cash Used by Operating Activities                                (194,270)       (1,142)
                                                                      -------         -----

Cash Flows from Investing Activities
Purchase of marketable securities                                      (4,060)            -
Purchase of furniture and equipment                                   (23,000)            -
                                                                       ------         -----
Net Cash Used by Investing Activities                                 (27,060)            -
                                                                       ------         -----

Cash Flows Provided by Financing
Increase in organization costs                                        (92,909)            -
Increase in prepaid registration costs                                 (4,161)            -
Cash Provided by Financing Activities                                 (97,070)            -
                                                                       ------         -----

Increase (Decrease) in Cash                                         $(512,670)       (1,142)
                                                                       ------         -----
Cash, Beginning of year                                               559,272         2,087
                                                                      -------         -----
Cash, End of year                                                   $ 240,872        $  945
                                                                     ========         =====

Supplementary Information
Furniture, equipment and supplies valued at $154,154 was contributed to the Company and is included as additional paid-in capital.

   The accompanying notes are an integral part of these financial statements

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

Note 1. Summary of Significant Accounting Principles

Organization
------------
Dental Services of America, Inc. (the Company or DSA), formally known as Campbell Capital Corp. was organized under the laws of the State of Delaware in January, 1987, for the purpose of providing a vehicle to raise capital and seek business opportunities. Effective as of July, 1996, the Company acquired 100% of the issued and outstanding capital stock of Dental Practice Administrators, Inc.
(DPA), a Florida corporation which was formed in 1995 to engage in the business of operating dental clinics. In conjunction with the acquisition of DPA, the Company changed its corporate name to Dental Services of America, Inc.

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

Accounts Receivable
-------------------
Revenues are recognized on the accrual method of accounting. Therefore when the patients are treated revenue is recorded and a corresponding receivable is established. As many patients are covered by Medicaid, the accounts receivable represent primarily the amounts due from Medicaid.

An allowance for uncollectible accounts was established at September 30 for those receivables which may not be collected. For December 31, the allowance for uncollectible accounts was written off directly to revenues earned.

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

Earnings per common share
-------------------------
Earnings per common share is based on the weighted average of common shares outstanding throughout the year. The number of shares utilized in the computation were 7,320,000 and 5,957,486, at December 31, 1996 and 1995 respectively.

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


Prepaid Registration Costs
--------------------------
Prepaid registration costs relate to costs paid to various entities who are involved with working on a new registration statement. These expenses will be charged to additional paid-in capital upon the exercise of the warrants related to the registration statement becomes effective. If the insufficient warrants are converted to cover the costs of the registration statement, then the costs not covered by the proceeds of the conversion will be charged to operations.

Income taxes
------------
The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are generally provided under the provisions of the Financial Accounting Standards Board (FASB) No. 109, 'Accounting for Income Taxes'. For the year ended September 30, 1996, the Company had an taxable loss of approximately $275,000. This loss may be carried forward to offset future taxable income, for a period of fifteen years.


Note 2. Leases
The Company leases office facilities under operating leases which expire over the next 6 years. Most of these leases provide for renewals for a like period of time.

Minimum payments for these leases having initial or remaining noncancellable terms in excess of one year are as follows:

 Year ended:  September 30, 1997          $116,499
              September 30, 1998           107,924
              September 30, 1999            47,358
              September 30, 2000            41,400
              September 30, 2001            22,100
                                           -------
                                          $335,281
                                           =======

Rental expense for the year ended September 30, 1996 was $143,043.

Note 3.  Furniture And Equipment
Furniture and equipment as of December 30 and September 30, 1996 are as follows:

                                                                       Estimated
                                              December     September        Life
                                              --------     ---------        ----
Equipment                                     $171,240      $152,770     5 years
Furniture                                        5,565         5,565     7 years
Leasehold improvements                          26,530        22,000    31 years
                                              --------      --------
                                              $203,335      $180,335
                                              ========      ========

During the formation of the Company, $154,154 in dental equipment, furniture and supplies were donated to the Company as part of the initial capitalization. This amount was credited to addition paid-in capital.

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


Note 4. Line of Credit
On March 31, 1996, the Company was granted a $25,000 line of credit from the Barnett Bank. The use of proceeds from this line will be used to give additional financing to the Company. The Company borrowed $21,450 on this line as of September 30, 1996. This loan bears interest at the prime rate as determined by the lender.

Note 5. Commitments and Contingencies
The Company has entered into employment contracts with certain of its officers. Pursuant such employment agreement, Mr. Paulo Dominguez will receive, in the aggregate, $50,000, $55,000 and $60,000 for the next three years; Mr. Sujit Shyam will receive, in the aggregate, $37,500, $45,000 and $50,000 for the next three years; Dr. Roger Prieto will receive, in the aggregate, $30,000, $36,000 and $42,000 for the next three years.

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

Options to purchase 644,400 shares at prices ranging from $.50 to $1.125 per share have been granted to directors, employees and consultants of the Company under the Plans.

Item 2.      Management's Discussion and Analysis or Plan of Operation

Results of Operations

Reference is made to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

Total revenues for the quarter ended December 31, 1995 consisted entirely of interest income. Total revenues, for the quarter ended December 31, 1996 was derived, in large part, from the operations of the Company's dental clinics. The majority of these revenues are a result of billing the State of Florida Medicaid program for services rendered to their clients on a fee for service basis. Revenues for the quarter ended December 31, 1996 were $231,166, and the related expenses for that period were $442,936. This resulted in a loss from operations of $211,770 before other income and expenses.

The Company continues to incur losses from operations. The losses from clinical operations for the quarter ended December 31, 1996 were approximately $76,034. The Company's individual clinics are at or below breakeven in most cases. None of the Company's clinics has been in operation for longer than 12 months. Many dental practices require a much longer period to achieve a significant client base and reach a breakeven point. The overhead attributable to the clinics results in the additional losses in clinical operations.

As the Clinics mature, and if their profitability increases, the clinical operations should tend towards profitability. This tendency to profitability may be temporarily affected unfavorably by any start up new locations. Conversely, Management intends to identify and acquire existing profitable practices that will allow immediate improvements to the profitability of the clinical operations. No assurance can be made that such practices can be identified, or successfully negotiated for, or integrated profitably into the Company's current structure. Further, when, and if, the Company is granted a license to operate a dental health maintenance organization, Management believes, that significant revenue will be derived from utilizing the Company's clinics to service the plan's patients. Management anticipates that the Company's subsidiary, DentAll Plans of Florida, Inc., will be granted a license to operate as a Dental Health Maintenance Organization by the end of the first quarter of 1997. However, no assurance can be made that upon the granting of such license, and the commencement of operations of the DentAll Plan, that sufficient profitable clients will be direct to the Company's clinics to reverse the current financial trend.

As the Company proceeds through the license period in regards to its application with the State of Florida for a Dental Health Maintenance Organization, it is incurring significant costs without any related revenue. The Company foresees these expenses will continue until such time as a license is granted. Further, cost and expenses will accelerate on a material basis upon the granting of a licenses to DentAll Plans of Florida. As DentAll begins marketing to future members and prior to the time of those members joining the plan, significant outflows will occur.

The Company has postured itself for future growth. The costs related to starting new dental clinics, acquiring existing clinics and establish managed care plans are a significant burden on revenues. Until the hoped for growth of the clinical operations and the approval, start up and successful operation of the managed care subsidiaries occurs, the Company will continue to incur net losses due to its overhead and in maintaining the ongoing expenses related to its expansion plans.

Financial Condition, Liquidity and Capital Resources

The Company's cash on hand was $240,871 and $559,272 at December 31 and September 30, 1996 respectively. Working capital, including cash on hand was $278,437 and $597,565 at December 31 and September 30, 1996 respectively representing a decrease of $319,128 from September 30, 1996 to December 31, 1996. At September 30, 1996, the Company has $335,281 in lease commitments which could affect its liquidity.

The Company's recent acceleration of the startup of DentAll Plans of Florida has placed extraordinary demand on the Company's working capital. Management has talked with some of the holders of the Company's public and non public warrants. Some of the warrant holders have indicated that they intend to exercise their Warrants in the first quarter of 1997. Should the warrant holders so exercise their warrants, the Company would receive sufficient working capital to enable it to continue forward with its accelerated development plan for at least the next 9 months. There can be no assurance that the warrants will be exercised, or a sufficient number of warrants will be exercised. Should the losses accelerate due to increased costs involved with new clinics and markets, the Company may require additional capital to maintain a reasonable level of liquidity. Any such additional financing may be obtained through loans, issuance of additional securities, or through other private or public financing arrangements. There can be no assurance that any such financing will be available when it is required or, even if it is available, that it will be available on terms acceptable to the Company.


Item 6.     Exhibits and Reports on Form 8-K

Financial Statements

       The following financial statements of the Company are included in this report:

            a.    Balance Sheet as of December 31, 1996 and September 30, 1996;
                  and
            b. Statement of Income for the three months ended December 31, 1996 and 1995; and
            c. Statement of Cash Flows for the three months ended December 31, 1996 and 1995; and
            d.    Notes to Financial Statements.

Form 8-K

       No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Annual Report on form 10-QSB to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Miami, State of Florida, on the 29/th/ day of January, 1997.



                                 DENTAL SERVICES OF AMERICA, INC.



                                 By:  /s/ Paul Rothman
                                    --------------------------------------------
                                      Paul Rothman
                                      Principal Executive Officer



                                 By:  /s/ Henry Ewen
                                    --------------------------------------------
                                      Henry Ewen
                                      Principal Financial and Accounting Officer