Form 10-Q
period 1997-03-31
DENTAL SERVICES OF AMERICA INC
filed 1997-05-14
CIK 811035

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ______________________

                                  FORM 10-QSB
(Mark one)
   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the quarterly period ended March 31, 1997
                                         --------------

                                      OR

   ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from                to
                                         --------------    ---------------

                         Commission File No. 33-11935
                                             --------

                       DENTAL SERVICES OF AMERICA, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

        DELAWARE                         8021                    59-2754843
-------------------------    ----------------------------    -------------------
(State or jurisdiction of    (Primary Standard Industrial    (I.R.S. Employer
     incorporation           Classification Code Number)     Identification No.)
    or organization)

     12000 BISCAYNE BOULEVARD, #200
            MIAMI, FLORIDA                                   33181
----------------------------------------              ------------------
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
                      YES  X                NO
                          ---                 ---

The number of shares outstanding of the issuer's common stock, $.001 par value per share as of March 31, 1997 is 8,090,464

Item 1.  Financial Statements

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     MARCH 31, 1997 AND SEPTEMBER 30, 1996



                                    ASSETS
                                                  MARCH 31     SEPT 30
                                                 ----------  -----------
CURRENT ASSETS
Cash                                             $  183,416   $  559,272
Accounts receivable                                 143,118       49,308
Dental supplies inventory                            69,718       56,990
Marketable securities, at cost                       13,735        9,294
Prepaid expenses                                    157,091        9,041
Other current asset                                  10,171        2,800
                                                 ----------   ----------
     TOTAL CURRENT ASSETS                           577,249      686,705
                                                 ----------   ----------
Furniture and equipment, less accumulated
    depreciation of $28,575 and $28,052             188,869      161,172
                                                 ----------   ----------
OTHER ASSETS
Prepaid registration costs                           38,604       34,443
Organization costs less accumulated
    amortization of $387 at December 31             169,537        7,750
                                                 ----------   ----------
                                                    208,141       42,193
                                                 ----------   ----------
     TOTAL ASSETS                                $  974,259   $  890,070
                                                 ==========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                49,002       67,690
Loans payable                                        96,450       21,450
                                                 ----------   ----------
    TOTAL CURRENT LIABILITIES                       145,452       89,140
                                                 ----------   ----------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value.  Authorized
 10,000,000 shares.  None issued or outstanding
Common stock, $.001 par value. Authorized
 shares 25,000,000.  8,090,464 shares issued
 and outstanding                                      8,090        7,320
Additional paid-in capital                        1,665,115    1,305,653
Deficit                                            (844,398)   ( 512,043)
                                                 ----------   ----------
                                                    827,808      800,930
                                                 ----------   ----------
   TOTAL LIABILITIES AND EQUITY                  $  974,259   $  890,070
                                                 ==========   ==========

  The accompanying notes are an intergtal part of these financial statements.

              DENTAL SERVICES OF AMERICA, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED

                                             Three months ended       Six months ended
                                             ---------------------  ---------------------
                                               1997        1996        1997        1996
                                            ----------  ----------  -----------  --------

Revenues earned         (A)                  $  92,720   $     -     $  226,740   $   -

Cost of revenues earned (A)                   (122,086)        -       (332,140)      -
                                             ---------   ---------   ----------   -------

Gross Profit (Loss)     (A)                    (29,366)        -       (105,400)      -
                                                                                  -------

General and administrative
expenses                                       (91,408)       (750)    (227,144)   (1,900)
                                             ---------   ---------   ----------   -------
                                              (120,774)       (750)    (332,544)   (1,900)
                                             ---------   ---------   ----------   -------

Other income and expense
Interest and dividend income                      (333)          3        3,720        11
Interest expense                                (2,910)        -         (3,528)
                                             ---------   ---------   ----------   -------
                                                (3,243)          3          192        11
                                             ---------   ---------   ----------   -------

Total Income (Loss)                           (124,020)                (332,352)

Loss per common share                        $   (.016)  $   (.000)  $    (.040)  $ (.000)
                                             =========   =========   ==========   =======

(A) See Footnotes for comments on discontinued offices, and change in accounting procedures.

  The accompanying notes are an intergtal part of these financial statements.

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES


                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED MARCH 31, 1997

                                               Additional
                               Common stock     paid-in
                              Shares   Amount   capital     Deficit
                              -------  ------  ----------  ----------
                              (000's)

Balance September 30, 1993     5,500   $5,500  $  223,527   $(227,072)

Net loss 1994                                          -       (7,783)
                              -------  ------  ----------   ---------

Balance September 30, 1994     5,500   $5,500  $  223,527   $(234,855)

Net loss 1995                                          -       (2,145)
                              -------  ------  ----------   ---------

Balance September 30, 1995     5,500   $5,500  $  223,527   $(237,000)

Sales of common stock          1,820    1,820     927,972
Effect of acquisition of DPA                      154,154
Net loss 1996                              -           -     (275,043)
                              -------  ------  ----------   ---------

Balance September 30, 1996     7,320   $7,320  $1,305,653   $(512,043)
                              -------  ------  ----------   ---------

Net loss quarter ended December 31, 1996                     (208,334)
                                                            ---------

Balance December 31, 1996      7,320   $7,320  $1,305,653   $(720,377)
                              ======   ======  ==========   =========

Net Loss, Quarter ended March 31, 1997                      $(124,020)

Exercise of Warrants             770   $  770  $  359,462
                              ------   ------  ----------

Balance, March 31, 1997        8,090   $8,090  $1,665,115   $(844,397)
                              ------   ------  ----------   ---------


 The accompanying notes are an intergtal part of these financial statements.

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                                                               1997       1996
                                                            ----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                    $(332,352)  $(1,889)
 Adjustments to reconcile net  loss to net cash provided
     by operating activities
    Depreciation                                                13,876        -
    Amortization                                                   387        -
Loss on sale of office equipment                                   351
Increase in accounts receivable                               ( 93,810)       -
 Increase in supplies inventory                               ( 12,728)       -
 Increase in prepaid expenses                                 (148,050)       -
 Increase in other current assets                              ( 7,371)       -
 Change in accounts payable and accrued expenses                18,688        -
                                                             ---------   -------
NET CASH USED BY OPERATING ACTIVITIES                         (266,033)   (1,889)
                                                             ---------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities                              ( 4,441)       -
Purchase of furniture and equipment                            (59,314)       -
Proceeds from sale of equipment                                 17,000        -
                                                             ---------   -------
NET CASH USED BY INVESTING ACTIVITIES                         ( 46,755)       -
                                                             ---------   -------

CASH FLOWS PROVIDED BY FINANCING
 Increase in organization costs                               (161,787)       -
 Increase in prepaid registration costs                         (4,161)       -
 Cash provided by loan                                          75,000        -
 Increase in Common Stock                                          770        -
 Increase in additional Paid In Capital                        359,462        -
                                                             ---------   -------
CASH PROVIDED BY FINANCING ACTIVITIES                         (269,284)       -
                                                             ---------   -------

INCREASE (DECREASE) IN CASH                                  $(375,856)   (1,889)
                                                             ---------   -------
CASH, BEGINNING OF YEAR                                        559,272     2,087
                                                             ---------   -------
CASH, END OF YEAR                                            $ 183,416   $   198
                                                             =========   =======

SUPPLEMENTARY INFORMATION
Furniture, equipment and supplies valued at $154,154 was contributed to the Company and is included as additional paid-in capital.


  The accompanying notes are an intergral part of these financial statements.

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997


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

Income
------
In January, 1997, the Company modified its reporting of gross income to reflect the management agreement between the Independent Professional Associations and the Company. Under that agreement a percentage of the fees received at the offices are turned over to the Company for management of those offices. The figures for the three month and six month periods ended March 31, 1997 reflect that accounting method.

The figures reported previously for the three months ended December 31, 1996 reflect the prior method.
This change does not affect the net income or losses reported.

Discontinued offices
--------------------
See "Management's Discussion and Analysis" for comments on results of closing certain offices during the first quarter of 1997.

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

An allowance for uncollectible accounts was established at September 30 for those receivables which may not be collected. From December 31 forward, any allowance for uncollectible accounts was written off directly to revenues earned.

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

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997


Earnings per common share
-------------------------
Earnings per common share is based on the weighted average of common shares outstanding throughout the year. The number of shares utilized in the computation were 8,052,000 and 5,957,486 at March 31, 1997 at March 31, 1996,
respectively.

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

Additional losses have been incurred in the quarters ended December 31, 1996 and March 31, 1997, which will increase the loss carry forward.

NOTE 2. LEASES
The Company leases office facilities under operating leases which expire over the next 2 years. Most of these leases provide for renewals for a like period of time.

Minimum payments for these leases having initial or remaining noncancellable terms in excess of one year are as follows:

  Year ended:  September 30, 1997      $ 78,000
               September 30, 1998        84,000
               September 30, 1999             0
                                       --------
                                       $162,000
                                       ========

Rental expense for the year ended September 30, 1996 was $143,043.

NOTE 3.  FURNITURE AND EQUIPMENT
Furniture and equipment as of March 31, 1997 and September 30, 1996 are as follows:


                                                                Estimated
                                           March    September      Life
                                         ---------  ---------   ---------
Equipment                                 $156,732   $152,770     5 years
Furniture                                    5,607      5,565     7 years
Leasehold improvements                      26,530     22,000    31 years
                                          --------   --------
                                          $188,869   $180,335
                                          ========   ========

During the formation of the Company, $154,154 in dental equipment, furniture and supplies were donated to the Company as part of the initial capitalization. This amount was credited to additional paid-in capital.

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997


NOTE 4. LINE OF CREDIT

On March 31, 1996, the Company was granted a $25,000 line of credit from the Barnett Bank. The use of proceeds from this line will be used to give additional financing to the Company. The Company borrowed $21,450 on this line as of September 30, 1996. This loan bears interest at the prime rate as determined by the lender.

The Company also borrowed $75,000 from a private lender on a monthly basis. Interest is paid monthly at the rate of 12% per annum.

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company has entered into employment contracts with certain of its officers. Pursuant to an employment agreement, Mr. Paulo Dominguez will receive $37,000 in each of the next three years; Mr. Sujit Shyam will receive $28,000 for each of the next three years.

NOTE 6.  STOCK OPTION PLAN

The Company's Board of Directors and shareholders have adopted two stock option plans (the Plans). Pursuant to the 1996 Director Stock Option Plan (the Director
Plan), options to acquire a maximum of the greater o 500,000 shares or 5% of the number of shares of Common stock then outstanding may be granted to the directors of the Company. Pursuant to the 1996 Employee Stock Option Plan (the 1996 Plan), options to acquire a maximum of the greater of 1,000,000 shares of Common stock or 10% of the number of Common Stock then outstanding may be granted to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company.

Options to purchase 664,000 shares at prices ranging from $.50 to $1.125 per share have been granted to directors, employees and consultants of the Company under the Plans.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Reference is made to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

Total revenues for the quarter ended March 31, 1996 consisted entirely of interest income. Total revenues, for the quarter ended March 31, 1997 was derived, almost totally, from the Management Fee Income from the Company's dental clinics and portable operation. The majority of these revenues are a result of billing the State of Florida Medicaid program for services rendered to their clients on a fee for service basis. The Company closed several offices during the first quarter: the results of these offices have been reported separately. Revenues for continuing offices only, and other operations, for the quarter ended March 31, 1997 were $116,520, and the expenses for all operations for that period were $185,929. This resulted in a loss from operations of
$67,889 before other income and expenses, from continuing operations.   In
addition, the Company sustained a net loss of $52,886 from offices closed during the period.

Total revenues for the six months ended March 31, 1996 consisted entirely of interest income. Total revenues for the six months ended March 31, 1997 was derived almost totally from the Management Fee Income from the Company's dental clinics and portable operations. The majority of these revenues are a result of billing the State of Florida Medicaid program for services rendered to their clients on a fee for service basis. The Company closed several offices during the first quarter; the results of these offices have been reported separately. Revenues for continuing offices only, and other operations for the six months ended March 31, 1997 were $203,632, and the expenses for all operations were $438,972. This resulted in a loss from operations of $235,148 before other income and expense, from continuing operations. In addition, the Company sustained a loss of $97,204 from office closed during the period.

The Company continues to incur losses from operations. The clinical operations for the quarter ended March 31, 1997 improved in the quarter to a margin of $121,463. The Company's remaining individual clinics are above breakeven in most cases. None of the Company's clinics has been in operation for longer than 12 months. Many dental practices require a much longer period to achieve a significant client base and reach a breakeven point. The overhead attributable to the clinics results in additional losses in clinical operations.

The Company decided to close four offices in the first quarter of 1997, because of inadequate revenue flow from patients. These offices incurred a loss of $52,886 and $97,204, respectively, for the three months ended March 31, 1997 and six months ended December 31, 1997.

As the Clinics mature and if their profitability increases, the clinical operations should tend towards profitability. This tendency to profitability may be temporarily affected unfavorably by any start up new locations. Conversely, Management intends to identify and acquire existing profitable practices that will allow immediate improvements to the profitability of the clinical operations. No assurance can be made that such practices can be identified, or successfully negotiated for, or integrated profitably into the Company's current structure. The Company is presently in serious negotiation to acquire several dental clinics.

The Company's subsidiary, DentAll Plans of Florida, Inc. has been granted a licence by the State of Florida to operate a dental health maintenance
organization on April 1, 1997.   Management believes, that significant revenue
will be derived from utilizing the Company's clinics to service the plans patients. However, no assurance can be made that upon the granting of such licence, and the commencement of operations of the DentAll Plan, that sufficient profitable clients will be direct to the Company's clinics to reverse the current financial trends.

As the Company proceeded through the licence period in regards to its application with the State of Florida for a Dental Health Maintenance Organization, it has incurred significant costs without any related revenue. As DentAll begins marketing to future members and prior to the time of those members joining the plan, significant outflows will occur.

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


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash on hand was $183,416 and $559,272 at March 31, 1997, and September 30, 1996, respectively. Working capital, including cash on hand was $430,796 and $597,565 at March 31, 1997 and September 30, 1996 respectively, representing a decrease of $166,769 from September 30, 1996 to March 31, 1997. At March 31, 1997, the Company has $162,000 in lease commitments which could affect its liquidity.

The Company's recent acceleration of the startup of DentAll Plans of Florida has placed extraordinary demand on the Company's working capital. Management has talked with some of the holders of the Company's public and non public warrants. Some of the warrant holders have exercised their Warrants in the first quarter of 1997. (The Company has called the "A" Warrants effective May 1, 1997) Should these and other warrant holders continue to exercise their warrants, the Company would receive sufficient working capital to enable it to continue forward with its accelerated development plan for at least the next 9 months. There can be no assurance that the warrants will be exercised, or a sufficient number of warrants will be exercised. Should the losses accelerate due to increased costs involved with new clinics and markets, the Company may require additional capital to maintain a reasonable level of liquidity. Any such additional financing may be obtained through loans, issuance of additional securities, or through other private or public financing arrangements. There can be no assurance that any such financing will be available when it is required or, even if it is available, that it will be available on terms acceptable to the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

    The following financial statements of the Company are included in this report:

         a. Balance Sheet as of March 31, 1997 and September 30, 1996. and
         b. Statement of Income for the three months ended March 31, 1997 and 1996; and
         c. Statement of Income for the six months ended March 31,1997 and 1996, and
         d. Statement of Cash Flows for the six months ended March 31, 1997 and 1996; and
         e. Notes to Financial Statements.

FORM 8-K

    No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Annual Report on form 10-QSB to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Miami, State of Florida, on the 12th day of May, 1997.



                              DENTAL SERVICES OF AMERICA, INC.



                              By:  /s/  PAUL ROTHMAN
                                  ---------------------------------
                                   Paul Rothman
                                   Principal Executive Officer



                              By:
                                  ---------------------------------