Form 10QSB
period 1997-06-30
DENTAL SERVICES OF AMERICA INC
filed 1997-08-14
CIK 811035

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             -----------------------

                                  FORM 10-QSB
 (Mark one)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the quarterly period ended June 30, 1997
                                         -------------
                                      OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from               to
                                        ---------------   -------------

                         Commission File No. 33-11935
                                             --------

                       DENTAL SERVICES OF AMERICA, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

          DELAWARE                         8021                  59-2754843
------------------------------ ----------------------------  -------------------
(State or jurisdiction of      (Primary Standard Industrial  (I.R.S. Employer
incorporation or organization) Classification Code Number)   Identification No.)


       12000 BISCAYNE BOULEVARD, #200
              MIAMI, FLORIDA                                  33181
   ----------------------------------------                 ----------
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

The number of shares outstanding of the issuer's common stock, $.001 par value per share as of June 30, 1997 is 8,228,714

The number of shares outstanding of the issuer's preferred stock Class "A", $.01 par value per share as of June 30, 1997 is 100,000

The number of shares outstanding of the issuer's preferred stock Class "C", $.01 par value per share as of June 30, 1997 is 250,000

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     JUNE 30, 1997 AND SEPTEMBER 30, 1996


                            ASSETS

                                                June 30    Sept 30
                                              ----------   --------
CURRENT ASSETS
Cash                                          $  701,930   $559,272
Accounts receivable                               29,030     49,308
Dental supplies inventory                         21,970     56,990
Marketable securities, at cost                    13,354      9,294
Prepaid expenses                                  98,905      9,041
Other current asset                                8,955      2,800
                                              ----------   --------
     TOTAL CURRENT ASSETS                        874,144    686,705
                                              ----------   --------

FIXED ASSETS
Land                                             650,000          -
Building                                         600,000          -
Furniture and equipment, less accumulated
    depreciation of $22,844 and $28,052          163,083    161,172
                                              ----------   --------
                                               1,413,083    161,172
                                              ----------   --------
OTHER ASSETS
Prepaid registration costs                             -     34,443
Deferred start-up costs - DentAll Plans          238,973          -
Organization costs less accumulated
    amortization of $1,550 and $0                  6,200      7,750
                                              ----------   --------
                                                 245,173     42,193
                                              ----------   --------
            TOTAL ASSETS                      $2,532,400   $890,070
                                              ==========   ========


                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                     JUNE 30, 1997 AND SEPTEMBER 30, 1996

                      LIABILITIES AND STOCKHOLDERS EQUITY

                                                            June 30       Sept 30
                                                          -----------   ----------
CURRENT LIABILITIES
Accounts payable                                              137,821       67,690
Loans payable                                                 171,450       21,450
                                                          -----------   ----------
   TOTAL CURRENT LIABILITIES                                  309,271       89,140
                                                          -----------   ----------

   TOTAL LIABILITIES                                          309,271       89,140
                                                          -----------   ----------

STOCKHOLDERS' EQUITY
Class "A" preferred stock, $.01 par value.  Authorized
5,000,000 shares.  100,000 shares issued and
outstanding                                                     1,000            -

Class "C" preferred stock, $.01 par value.  Authorized
5,000,000 shares.  250,000 shares issued and
outstanding                                                     2,500            -

Common stock, $.001 par value. Authorized
shares 25,000,000.  8,228,714 shares issued
and outstanding                                                 8,229        7,320
Additional paid-in capital                                  3,436,997    1,305,653
Deficit                                                    (1,225,597)    (512,043)
                                                          -----------   ----------
   TOTAL EQUITY                                             2,223,129      800,930
                                                          -----------   ----------
   TOTAL LIABILITIES AND EQUITY                           $ 2,532,400   $  890,070
                                                          ===========   ==========

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED

                                           Three months ended          Nine months ended
                                          ---------------------      ---------------------
                                            1997        1996           1997        1996
                                          ---------   ---------      ---------   ---------

Revenues earned                    (A)    $ 210,029   $       -      $ 608,153   $       -

Cost of revenues earned            (A)     (282,150)          -       (785,675)          -
                                          ---------   ---------      ---------   ---------

Gross Profit (Loss)                (A)      (72,121)          -       (177,522)          -
                                          ---------   ---------      ---------   ---------

General and administrative
expenses                                   (306,578)    (25,625)      (533,724)    (27,525)
                                          ---------   ---------      ---------   ---------
                                           (378,699)    (25,625)      (711,246)    (27,525)
                                          ---------   ---------      ---------   ---------

Other income and expense
Interest and dividend income                      -         999          3,720       1,010
Interest expense                             (2,500)          -         (6,028)          -
                                          ---------   ---------      ---------   ---------
                                             (2,500)        999         (2,308)      1,010
                                          ---------   ---------      ---------   ---------

Total Income (Loss)                        (381,199)    (24,626)      (713,554)    (26,515)
                                          =========   =========      =========   =========


Loss per common share                     $   (.050)  $   (.004)     $   (.090)  $   (.004)
                                          =========   =========      =========   =========

(A) See Footnotes for comments on
    discontinued offices, and change in
    accounting procedures.


                       DENTAL SERVICES OF AMERICA, INC.

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE YEAR AND NINE MONTHS ENDED JUNE 30, 1997

                                                                                                  Additional
                                               Preferred Stock             Common Stock            Paid-in
                                            Shares         Amount       Shares       Amount        Capital       Deficit
                                          -----------   -----------   -----------  -----------   -----------   -----------
                                            (000s)                      (000s)
Balance September 30,
1995                                                -   $         -         5,500   $    5,500    $  223,527    $  (237,000)


Sales of common stock                               -             -         1,820        1,820       927,972              -
Effect of acquisition of
DPA                                                 -             -             -            -             -       154,154
Net loss 1996                                       -             -             -            -             -      (275,043)
                                          -----------   -----------   -----------  -----------   -----------   -----------

Balance September 30,
1996                                                -             -         7,320        7,320     1,305,653      (512,043)

Exercise of Warrants                                -             -           770          770       359,462             -

Issuance of Class "A"
Preferred Stock                                   100         1,000             -            -       494,000             -

Issuance of Class "C"
Preferred Stock                                   250         2,500             -            -     1,247,500             -

Sale of Common Stock                                -             -           139          139        30,382             -

Net Loss nine months
ended June 30, 1997                                 -             -             _            _             -      (713,554)
                                          -----------   -----------   -----------  -----------   -----------   -----------

Balance, June 30, 1997                            350   $     3,500         8,229  $     8,229   $ 3,436,997   $(1,225,597)
                                          ===========   ===========   ===========  ===========   ===========   ===========

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                              1997        1996
                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(713,554)  $ (26,515)
Adjustments to reconcile net loss to net cash provided
    by operating activities
    Depreciation                                              21,179           -
    Amortization                                               1,550           -
Loss on sale of office equipment                              34,415           -
Decrease in accounts receivable                               20,278           -
Increase in loan receivable                                        -    (100,000)
Decrease in supplies inventory                                35,020           -
Increase in prepaid expenses                                 (89,863)          -
Increase in other current assets                              (6,155)          -
Change in accounts payable and accrued expenses               70,131     (10,060)
                                                           ---------   ---------
NET CASH USED BY OPERATING ACTIVITIES                       (626,999)   (136,575)
                                                           ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities                             (4,060)          -
Purchase of furniture and equipment                          (74,506)          -
Proceeds from sale of equipment                               17,000           -
                                                           ---------   ---------
NET CASH USED BY INVESTING ACTIVITIES                        (61,566)          -
                                                           ---------   ---------

CASH FLOWS PROVIDED BY FINANCING
Increase in deferred start-up costs-DentAll Plans           (238,973)          -
Decrease in prepaid registration costs                        34,443           -
Exercise of warrants                                               -     758,500
 Cash provided by loan                                       150,000           -
Increase in Common Stock                                         909           -
Increase in Preferred Stock Class "A"                          1,000           -
Increase in additional Paid In Capital                       883,844           -
                                                           ---------   ---------
CASH PROVIDED BY FINANCING ACTIVITIES                        831,223     758,500
                                                           ---------   ---------

INCREASE (DECREASE) IN CASH                                  142,658     621,925
                                                           ---------   ---------
CASH BALANCE OCTOBER 1, 1997 AND 1996                        559,272       2,087
                                                           ---------   ---------
CASH BALANCE JUNE 30, 1996 AND 1997                          701,930   $ 624,012
                                                           =========   =========

SUPPLEMENTARY INFORMATION
Land and building valued at $1,250,000 was exchanged for 250,000 shares of Class "C" preferred stock, during the nine months ended June 30, 1997.

Interest in the amount of $6,028 was paid during the period ended June 30, 1997.

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


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

Income
------
In January, 1997, the Company modified its reporting of gross income to reflect the management agreement between the Independent Professional Associations and the Company. Under that agreement a percentage of the fees received at the offices are turned over to the Company for management of those offices. The figures for the three month and nine month periods ended June 30, 1997 reflect this accounting method. The figures reported previously for the three months ended December 31, 1996 reflect the prior method. This change does not affect the net income or losses reported.

Discontinued offices
--------------------
See "Management's Discussion and Analysis" for comments on results of closing certain offices during the first quarter of 1997.

Supplies Inventory
------------------
Supplies inventory is recorded at cost and represents the materials needed for day to day operations.

Accounts Receivable
-------------------
Revenues are recognized on the accrual method of accounting. Therefore, when the patients are treated revenue is recorded and a corresponding receivable is established. At this time accounts receivable primarily represents the amounts due from Medicaid. An allowance for doubtful accounts is reflected in the accounts receivable net figure.

Furniture and Equipment
-----------------------
Furniture and equipment are recorded at cost. The Company provides depreciation for financial purposes over the estimated useful lives of the assets using the straight-line method. Upon retirement or sale of fixed assets, their net book value will be removed from the accounts and the difference between such net book value and proceeds received is recorded in income. Expenditures for maintenance and repairs are charged to income; renewals and improvements are capitalized.

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997



Earnings per common share
-------------------------
Earnings per common share is based on the weighted average of common shares outstanding throughout the year. The number of shares utilized in the computation were 7,928,377 and 6,628,750 at June 30,1997 at June 30,1996,
respectively.

Income taxes
------------
The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are generally provided under the provisions of the Financial Accounting Standards Board (FASB) No. 109, `Accounting for Income Taxes'. For the year ended September 30, 1996, the Company had a taxable loss of approximately $275,000. This loss may be carried forward to offset future taxable income, for a period of fifteen years.

Additional losses have been incurred through the nine months ended June 30,1997, which will increase the loss carry forward.

NOTE 2. LEASES
The Company leases office facilities under operating leases, which expire over the next 2 years. Most of these leases provide for renewals for a like period of time.

Minimum payments for these leases having initial or remaining non-cancelable terms in excess of one year are as follows:


 Year ended:       June 30, 1997             $59,773
                   June 30, 1998              19,303
                   June 30, 1999               2,654

Rental expense for the year ended September 30, 1996 was $143,043.

NOTE 3. FURNITURE AND EQUIPMENT
Furniture and equipment less accumulated depreciation as of June 30, 1997 are as follows:

                                                                Estimated
                                                     June         Life
                                                   --------     ---------
Equipment                                          $132,636       5 years
Furniture                                             7,570       7 years
Leasehold improvements                               19,877      31 years
                                                   --------
                                                   $160,083
                                                   ========


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

                       DENTAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

The Company also borrowed $150,000 from a private lender. Interest is paid monthly at the rate of 12% per annum.

NOTE 5. COMMITMENTS AND CONTINGENCIES
The Company had entered into employment contracts with certain of its officers. Pursuant to these employment agreements, Mr. Paulo Dominguez and Mr. Paul Rothman will receive approximately $68,741 in severance over the next five months.

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

Options to purchase 738,800 shares at prices ranging from $.50 to $1.125 per share have been granted to directors, employees and consultants of the Company under the Plans.

NOTE 7. RETURN OF COMMON STOCK
Shares totaling approximately 1,600,000 will be returned to the Company in connection with the acquisition of Dental Plan Administrators, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Reference is made to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

Total revenues for the quarter ended June 30, 1996 consisted entirely of interest income. Total revenues, for the quarter ended June 30, 1997 was derived, almost totally, from the Management Fee Income from the Company's dental clinics and portable operation. The majority of these revenues are a result of billing the State of Florida Medicaid program for services rendered to their clients on a fee for service basis. The Company closed several offices during the first quarter: the results of these offices have been reported separately. Revenues for continuing offices only, and other operations, for the quarter ended June 30, 1997 were $210,029, and the expenses for all operations for that period were $282,150. This resulted in a loss from operations of $72,121 before other income and expenses, from continuing operations.

Total revenues for the nine months ended June 30, 1996 consisted entirely of interest income. Total revenues for the nine months ended June 30, 1997 was derived almost totally from the Management Fee Income from the Company's dental clinics and portable operations. The majority of these revenues are a result of billing the State of Florida Medicaid program for services rendered to their clients on a fee for service basis. The Company closed several offices during the first quarter; the results of these offices have been reported separately. Revenues for continuing offices and other operations for the nine months ended June 30, 1997 were $479,133 and the expenses for these operations were $524,301. This resulted in a loss from operations of $45,168 before other income and expense, from continuing operations. In addition, the Company sustained a loss of $132,380 from offices closed during the period.

The Company continues to incur losses from operations. The Company's remaining dental operations consist of two clinics and one portable unit, which should breakeven during the next quarter. None of the Company's clinics has been in operation for longer than 15 months. Many dental practices require a much longer period to achieve a significant client base and reach a breakeven point. The overhead attributable to the clinics results in additional losses in clinical operations.

As the Clinics mature and if their profitability increases, the clinical operations should be profitable. Management intends to identify and acquire existing profitable practices that will allow immediate improvements to the profitability of the clinical operations. The company is presently negotiating the acquisition of several dental clinics.

The Company's subsidiary, DentAll Plans of Florida, Inc. was granted a license by the State of Florida to operate a dental health maintenance organization on April 1, 1997. Management believes, that significant revenue will be derived from utilizing the Company's clinics to service the plans' patients.


As the Company proceeded through the license period in regards to its application with the State of Florida for a Dental Health Maintenance Organization, it has incurred significant costs without any related revenue. As DentAll begins marketing to future members and prior to the time of those members joining the plan, significant outflows will occur. As of June 30, 1997 these costs summed to $238,973. These costs will be amortized over a three year period beginning July 1, 1997, the date that DentAll Plans of Florida, Inc. begins operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash on hand was $701,930 and $559,272 at June 30, 1997, and September 30, 1996, respectively. Working capital, including cash on hand was $564,873 and $597,565 at June 30, 1997 and September 30, 1996, respectively, representing a decrease of $32,692 from September 30, 1996 to June 30, 1997. At June 30, 1997, the Company has $103,500 in lease commitments which could affect its liquidity.

The Company's recent acceleration of the startup of DentAll Plans of Florida has placed extraordinary demand on the Company's working capital. Management has talked with some of the holders of the Company's public and non-public warrants. Some of the warrant holders have exercised their warrants in the first quarter of 1997. (The Company has called the "A" Warrants effective May 1, 1997) Should these and other warrant holders continue to exercise their warrants, the Company would receive sufficient working capital to enable it to continue forward with its accelerated development plan for at least the next 9 months. There can be no assurance that the warrants will be exercised, or a sufficient number of warrants will be exercised. Should the losses accelerate due to increased costs involved with new clinics and markets, the Company may require additional capital to maintain a reasonable level of liquidity. Any such additional financing may be obtained through loans, issuance of additional securities, or through other private or public financing arrangements. There can be no assurance that any such financing will be available when it is required or, even if it is available, that it will be available on terms acceptable to the Company.

CHANGES IN MANAGEMENT
Effective June 23/rd/, 1997 Dr. Luis Cruz joined Dental Services of America, Inc. as its President and Chief Executive Officer. Dr. Cruz invested $495,000 in cash and sold the corporation an office building and land valued at $1,250,000 in exchange for stock. The Company will move its headquarters to this building effective October 1, 1997. Dr. Cruz brings to the company his previous success in the managed health care industry as well as a respected team of individuals who have replaced the company's previous management. The new management team intends to acquire high volume, profitable dental clinics with a solid financial history. In addition, management believes that strong investments in marketing and a competitive product will make DentAll Plans of FL., Inc. a successful and profitable operation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

    The following financial statements of the Company are included in this report:

         1.   Balance Sheet as of June 30, 1997 and September 30, 1996
         2. Statement of Operations for the three months ended June 30, 1997 and 1996
         3. Statement of Operations for the six months ended June 30, 1997 and 1996
         4. Statement of Stockholders Equity for the year and nine months ended June 30, 1997
         5. Statement of Cash Flows for the six months ended June 30, 1997 and 1996; and
         6.   Notes to Financial Statements.

FORM 8-K

    Form 8-K was filed on July 9, 1997 relating to the acquisition by Dr. Luis Cruz on July 22, 1997 during the quarter for which this report is filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Annual Report on form 10-QSB to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Miami, State of Florida, on the 12/th/ day of August, 1997.


                              DENTAL SERVICES OF AMERICA, INC.

                              By: /s/ Dr. Luis Cruz
                                 ----------------------------------
                                      Dr. Luis Cruz
                                      President, Principal Officer,
                                      Financial Officer


                              By: /s/ Maria Suarez
                                 ----------------------------
                                      Maria Suarez
                                      Director