Form 10KSB
period 1997-09-30
DENTAL SERVICES OF AMERICA INC
filed 1998-02-24
CIK 811035

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-KSB

(Mark one)
   (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended September 30, 1997
                                           ------------------

                                      OR

 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from                to
                                                 --------------    -------------
                      Commission File No. 33-11935
                                          --------

                       DENTAL SERVICES OF AMERICA, INC.
                (Name of small business issuer in its charter)


           DELAWARE                    8021                      59-2754843
--------------------------   -----------------------------   ------------------
 (State or jurisdiction of    (Primary Standard Industrial    (I.R.S. Employer
      incorporation           Classification Code Number)    Identification No.)
     or organization)




         Issuer's Telephone Number, Including Area Code: (305) 642-9090
                                                         --------------

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

             YES  X      NO
                ----         -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[X]

The Issuer's revenues for its most recent fiscal year are $673,660

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last known bid quotation ($ 1.78) for the common stock, is $ 2,218,964.02.

The number of shares outstanding of the issuer's common stock, $.005 par value per share as of September 30, 1997 is $ 1,840,743.

                                    PART I
                                    ------


Item 1.  Description of Business

Dental Services of America, Inc. (formerly known as "Campbell Capital Corp.") ("Company") was organized under the laws of the State of Delaware on January
6, 1987 by International Asset Management Group, Inc. ("IAMG"), the promoter and parent of the Company, for the purpose of providing a vehicle to raise capital and seek business opportunities. The Company completed an initial public offering of its securities in August 1987, raising net proceeds of approximately $110,000. Subsequent to the public offering, the Company invested most of its capital in Asbestos Management Enterprise, Inc., which investment was subsequently lost when Asbestos Management Enterprise, Inc. ran out of capital and was forced to discontinue operations. During 1993, the Company's then current board of directors determined to seek a business acquisition and to bring the Company into compliance with its reporting obligations under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Effective as of July, 1996, the Company acquired 100% of the issued and outstanding capital stock of Dental Practice Administrators, Inc. ("DPA"), a Florida corporation which was formed in 1995 to engage in the business of operating dental centers. In conjunction with the acquisition of DPA, the Company changed its corporate name to Dental Services of America, Inc. References herein to the "Company" may be deemed to refer to Dental Services of America, Inc. and/or to its wholly owned subsidiaries.

The Company currently operates six dental centers, five of which are located in the South Florida area, and one near Tampa, Florida. The Company anticipates opening its seventh dental center late February 1998. This center will be located within the Company's headquarters building, in South Florida. Each dental center is located within or in close proximity to a high volume medical clinic. The medical clinics serve primarily Medicaid patients. The Company also operates a portable dental unit as well as a mobile dental health practice which operate five days per week at different sites under an agreement with the Miami-Dade County School Board.

In most states, including Florida where all of the Company's dental centers are located, dental practices must be owned by a licensed dentist. In keeping with these legal requirements, the Company operates its dental centers and derives revenue from such centers through comprehensive management agreements with one or more corporations, which are owned by licensed dentists. The Company provides the required capital, management and marketing services, allowing the dentists employed by such corporations to focus on delivery of high quality dental care.

The dental industry and dental practices are regulated extensively at the state and federal levels. The Company does not control the practice of dentistry by the affiliated dentists or their compliance with the regulatory requirements directly applicable to dentists and their practices. The laws of many states prohibit non-dental entities (such as the Company) from practicing dentistry (which in certain states includes managing or operating a dental office), splitting professional fees with dentists, owning a dental practice or controlling the content of a dentist's advertising. The laws of many states also prohibit dentists from paying any portion of fees received for dental services in consideration for the referral of a patient. In addition, many states impose limits on the tasks that may be delegated by a dentist to dental hygienists and other staff members. These laws and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion. The Company believes it is in compliance with applicable laws and regulations in Florida and intends to comply with applicable laws and regulations in any other state in which it may do business in the future.

The Company plans to open new dental centers in other Florida regions and additional locations in the greater Miami metropolitan area. The Company currently plans to concentrate its business operations and expansion efforts in Florida and has no immediate plans to expand outside of the state of Florida.

In April, 1997, the Company obtained a license from the Florida Department of Insurance to operate a prepaid dental care plan in Florida. Since obtaining the license, the Company has developed a network of dentists to provide dental services to plan members and has enrolled approximately 800 members. The license is owned by the Company's wholly owned subsidiary, DentAll Plans of Florida, Inc. Because it requires a significant amount of funds to effectively market the dental plan, the Company is reevaluating its business strategy with respect to future expansion of the dental plan. For the short term, the Company intends to concentrate its resources on the expansion of its dental practice management operations.

The Company competes with other licensed dentists, as well as with other dental care management companies, the majority of which may have more capital, resources, expertise and experience than the Company. The Company also competes with other companies offering prepaid dental care services as well as other types of businesses in the health care industry, including insurance companies offering both prepaid managed dental care plans and indemnity dental care insurance, Health Maintenance Organizations (HMO's), self-funded employer plans, Preferred Provider Organizations (PPOs), and discount fee-for-service dental plans. The Company believes that the competition for prepaid managed dental care plans will continue to increase in the future and that insurance companies and HMOs in particular will continue to seek to enter the managed dental care benefits business and expand their dental care markets. Many of the Company's competitors are better known to the public and have substantially greater financial and other resources than the Company. The Company believes that its pricing is competitive with other prepaid dental plans.

The Company meets certain OSHA and other governmental regulation and guidelines in its dental clinics. The cost of such compliance has not been material. The Company has not been engaged in research and development of products or delivery systems as of September 30, 1997.

As of the date hereof, the Company has eight (8) affiliated dental practitioners, and a total of forty (40) employees, including thirteen (13) dental assistants. None of the Company's employees are members of a labor union, and the relationship between the Company and its employees is favorable. The Company provides incentives and benefits to its employees, such as health care insurance and stock option plans.

Item 2.  Description of Property

The Company's principal executive offices are located at 2260 SW 8th Street Miami, Florida 33135. The Company owns this office building which it acquired in 1997 from its Chairman Luis Cruz (See Item 12 below). The building contains approximately 10,000 square feet of office space and is in good condition. The Company believes this building will be sufficient for its needs as both a headquarter as well as for premises for a dental center for the foreseeable future. In February 1998, the Company plans to open a dental center in this building.

Other than the soon to be opened dental center in the Company's headquarters, the Company leases or rents the location of its dental centers. The Company's obligation under these lease or rental agreements, in the large part, are subject to the Company continuing to use and operate the dental clinic in the location. In the event that the Company, reduces or discontinues a facility, most of the agreements would result in a reduction or termination of an obligation to pay rent.

The Company has entered into contracts for the purchase of two distinct real estate properties, one located in Jacksonville, Florida, another in Flagler Street, Miami, Florida. In these locations the Company plans on opening dental centers which it will manage.

Item 3.  Legal Proceedings

The Company is named as a Defendant in SUJIT SHYAM v. DENTAL SERVICES OF AMERICA, INC. f/k/a CAMPBELL CAPITAL CORP., and INTERNATIONAL ASSET MANAGEMENT GROUP, INC. The claim, filed by a former Director and employee, alleges a breach of employment contract, earned and unpaid wages and breach of share exchange agreement. This suit which was fled in September, 1997 and is pending in Circuit Court for the Eleventh Judicial Circuit, Miami-Dade County. The Plaintiff is seeking compensatory damages in excess of $15,000, 40,000 shares of DSA common stock, prejudgment interests and costs.

Item 4.  Submission of Matters to a Vote of Security-Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997. A one-for-five reverse split of the Company's common stock was approved by written consent of a majority of the holders of the Company's voting shares, without meeting, as of November 18, 1997. Shareholders owning a total of 1,328,900 votes consented to the reverse split, which is effective as of January 1, 1998.

                                    PART II
                                    -------

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Common Equity

The Company's Common Stock and Class A Warrants have been quoted from time to time on the NASDAQ bulletin board. Prior to the Company's acquisition of DPA, in July, 1996, only sporadic trading of the Company's securities had occurred since its initial public offering in 1987. Since the acquisition of DPA, there has been increased trading in the Company's securities. The Company's Common Stock is currently trading on the NASDAQ bulletin board under the symbol "FLOS". The Company's Class A Warrants expired December, 1997; the Class B Warrants expire June, 1998. If and when the Company meets applicable listing requirements, the Company will apply to have its securities listed on the NASDAQ Small Capitalization Market.

As indicated in Item 4 above, in November, 1997, the Company's shareholders approved a one-for-five reverse split of the Company's common stock, to be effective as of January 1, 1998. All references herein to the number of outstanding shares and/or the market price of the Company's common stock refer to post-split shares.

During fiscal year 1997, the Company requested a number of shareholders who had received their shares in connection with the Company's acquisition of Dental Practice Administrators, Inc. in 1996 to contribute up to one-half of their shares back to the

Company, in order to reduce the number of outstanding shares and facilitate the raising of additional capital. A total of 216,000 shares were contributed back to the Company and were cancelled in December, 1997. Such shares were still outstanding as of the date of the financial statements contained herein.

Set forth below are the high and low bid prices for the Company's common stock for the past fiscal year. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.


            Security          High            Low
-----------------------------------------------------


Common Stock
------------

1997
     First Quarter             11.25             10
     Second Quarter            10.00             5.60
     Third Quarter              7.20             1.55
     Fourth Quarter             4.69             1



Holders

As of September 30, 1997, the Company had approximately 100 record holders of its Common Stock and believes that there are more than 300 beneficial holders of its Common Stock.

The transfer agent for the common stock is American Stock Transfer and Trust Company, 40 Wall Street, 46th Floor, New York, New York 10005.

Dividends

The Company has never paid dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the growth of its business and does not anticipate that any cash dividends will be paid on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the last quarter of fiscal year 1997, the Company issued to Dr. Luis Cruz 250,000 shares of its Class C Convertible Preferred Stock and 100,000 shares of its Class A Convertible Preferred Stock. The Class C Convertible Preferred Stock was issued in consideration for the transfer to the Company of the three story building containing approximately 10,000 square feet, located at 2260 SW 8th Street Miami, which currently serves as the Company's Corporate Headquarters and the location of a soon to be completed dental practice. The Series A Convertible Preferred Stock was issued as consideration for $495,000 cash. Such funds were used for general working capital and to expand the Company's dental clinic management operations. A description of the terms pursuant to which such securities are convertible into common stock is set forth in Exhibit 4 to this filing.

In July, 1997, the Company issued 120,000 shares of its common stock to Mr. Daniel Katz as consideration for consulting services provided to the Company by Mr. Katz; this was in addition to cash considerations and stock options. Substantially all Directors of the Board of Directors which approved the issuance of this stock have resigned. Current management believes that this was excessive consideration for the services actually obtained.

In August, 1997, the Company issued 40,000 shares of its common stock to Medconomics,

Inc. in connection with the Company's acquisition of the assets of a dental practice located at 27th Avenue, Miami.

The shares of Convertible Preferred Stock and common stock referred to above were issued without registration pursuant to the exemption for registration for transactions not involving a public offering set forth as Section 4(2) of the Securities Act of 1933.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Selected Financial Data

The following table sets forth the selected financial data for the Company for the period indicated and should be read in conjunction with the financial statements and notes appearing elsewhere in this Annual Report on Form 10-KSB:


                                            Years Ended September 30,

                                            1993     1994     1995            1996           1997
                                            ----     ----     ----            ----           ----
                                                              (AS RESTATED)
Selected Data from
 Statement of Operations:

  Revenue                                                     $  55        $ 207,315       $ 673,660

  Net loss                                                   (2,145)        (371,334)     (2,455,946)
  Net loss per share                                          (.046)           (0.30)          (1.52)

  Cash dividends                                              none              none            none

                                                                As of September 30,

                                             1993      1994        1995           1996            1997
                                             ----      ----        ----           ----            ----
                                                                           (AS RESTATED)
Selected Balance Sheet Data:

Total assets                                $ 1,995   $ 4,232     $ 2,087    $ 1,356,833      $2,659,944

Total liabilities                             -       $10,060     $10,060    $    89,140      $  886,023

Long term debt                                -         -           -              -               -

Working capital                             $ 1,955    (5,828)     (7,973)     $ 597,565        (441,319)
Total Stockholder's Equity                  $ 6,818   $ 1,955      (5,828)   $ 1,217,693     $ 1,723,921
(Deficit)


Results of Operations

Subsequent to its initial public offering, the Company invested most of its capital in Asbestos Management Enterprise, Inc., which investment was lost. Since that time, and until the acquisition of Dental Practice Administrators, the principal activity of the Company was to conserve its assets for use in connection with a businesses acquisition.

Total revenue were $673,660 for Fiscal 1997 as compared to $ 207,315 (as restated) $55, $52, and $35 for Fiscal 1997, 1996, 1995, 1994 and 1993
respectively. Total revenues was
derived from the operations of dental practices managed by the Company and sales of the Company's prepaid managed dental plan. Total revenue prior to Fiscal 1996 consisted primarily of interest income.

Total operating expenses for the dental practice management operations in Fiscal year 1997 was $ 3,036,231.General and administrative expenses for Fiscal year 1997 were $944,255 as compared to $ 288,342 (as restated) and $ 2,145 in Fiscal years 1996 and 1995 respectively. Included in these operating expenses is compensation for consulting services rendered in the amount of $ 860,239 for Fiscal year 1997.

The Company incurred a net loss of $2,455,946 for Fiscal year 1997, as compared to a net loss of $ 371,334 (as restated) for Fiscal year 1996 and $ 2,145 for
Fiscal year 1995.   Although the Company incurred losses, the actual net cash
used in operating activities was $ 1,505,928 for Fiscal year 1997. The difference of $950,018 did not affect the Company's cash flow. The costs related to starting new dental practices, acquisitions of existing practices and the membership growth of the managed care plan were a significant burden on revenues.


Financial Condition, Liquidity and Capital Resources

The Company's cash at hand was $353,150, $559,272 (as restated) and $2,087 at September 30,1997, 1996 and 1995 respectively. Working capital was ($441,319) as a direct result of deposits on the Series 10 Preferred Stock in the amount of $637,500 in current liabilities of which $300,000 is expected to be contributed as additional paid in capital in a private offering.

It is the intention of management to conduct a private offering of its common stock to raise additional capital Management feels that if it successfully completes the intended private offering of its common stock it will have sufficient liquidity and capital resources to operate the Company for the next 12 months. Such capital will be utilized for the opening and acquisitions of new dental practices. As a result the Company should realize increased revenues without incurring significant additional expenses. Management believes this will allow the Company to continue as a going concern and ultimately attain successful operations in the near future. In addition to Management's intentions for a private offering, the Company could also obtain any additional financing by using the unencumbered land and building it owns with an estimated fair market value of $1,250,000, as a collateral. Additional financing may also be obtained through the issuance of additional securities, or through other financing arrangements. There can be no assurance that any such financing will be available when it is required or, even if it is available, that it will be available on terms acceptable to the Company.

Item 7.  Financial Statements

See index to Financial Statements in Item 13 which is included in Part III of this report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

As of December, 1997, the Company has engaged the services of McKean Paul, Chrycy Fletcher & Co. as the Company's new accounting firm. The Company dismissed its former accountant, Harvey Judkowitz, C.P.A., at the time it engaged its new accounting firm because the Company wishes to have the resource of a larger accounting firm available to it as it expands its business. The change was initiated and approved by the Company's executive officers. There were no disagreements with its former accountant.

                                   PART III


Item 9   Directors, Executive Officers, Promoters and Control Persons

The following table set forth certain information concerning the directors and executive officers of the Company as of December 29, 1997.


Name                       Age           Position
-----                      ---           --------

Luis Cruz, M.D.             37     Chairman, Chief Executive Officer

Ronaldo Figueroa, C.P.A.    39     Chief Financial Officer

Robert M. Leopold           71     Director

Roger Prieto, D.D.S.        33     Director, Chief Dental Director

Maria C. Suarez, J.D.       31     Director, Secretary, Executive Vice President


Directors of the Company are elected at the annual meeting of stockholders or appointed by the Board of Directors and hold office until the following annual meeting and until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors. Mr. Leopold has served as a Director of the Company since its inception. Mr. Henry Ewen resigned from the Board of Directors. Dr. Roger Prieto and Carolina Sierra, M.D. resigned from the Board of Directors effective April 17, 1997. On this same date, Mr. Paul Rothman resigned as President of the Company. The Board elected Mrs. Beatrice Horton Crapp as a Director of the Company on April 17, 1997. Luis Cruz, M.D. was appointed as Chairman of the Board and Chief Executive Officer of the Company and Maria C. Suarez, J.D. was appointed as a Director on June 22, 1997. On June 26, 1997 the Board of Directors accepted the resignation of Sujit Shyam as the Company's Secretary and Paulo Dominguez as the Company's President. At that time Luis Cruz, M.D. was elected President of the Company. On September 13, 1997 Mr. Peter Kilissanly was elected as a Director. On October 29th, 1997 Hershel Krasnow resigned as Director of the Company. On November 9th, 1997 Mrs. Beatrice Horton Crapp and Peter Kilissanly resigned as Directors. On November 18th, 1997 Roger Prieto, D.D.S. was appointed to the Board of Directors and Maria C. Suarez, J.D. was appointed Secretary of the Company.

Set forth below is a brief summary of the background of each director and executive officer.

Luis Cruz, M.D., serves as the Company's Chairman and Chief Executive Officer since June 23, 1997. Dr. Cruz is a licensed Physician in the states of Florida and Georgia. He was the founder and Chief Executive Officer of Miami Dade Health Plans, Inc., a Florida licensed HMO, and Miami Dade Home Health Agency, Inc. from 1989 till 1993 when the business was sold to CAC-Ramsay HMO, Inc. He sits in the Board of Gibraltar Bank and is the sole owner and President of various real estate holding companies including Cruz & Cruz, Inc. and W.L. Dairy Farms, Inc.

Ronaldo R. Figueroa, C.P.A. has been the Company's Chief Financial Officer since

December, 1997. Mr. Figueroa is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. He is a partner in the accounting firm of Figueroa and Garcia, P.A., Certified Public Accountants in Coral Gables, Florida.

Robert M. Leopold serves as a Director of the Company. Mr. Leopold has been President of Huguenot Associates, Inc., a financial and business consulting company, since 1977, and Chairman of the Board of International Asset Management Group, Inc. since 1983. Huguenot Associates, Inc. is a wholly owned subsidiary of IAMG. From June 1982 to December 1990, Mr. Leopold held various positions with Insituform of North America, Inc., including Vice Chairman (1982-1986), Chief Executive Officer (1986 - 1989), Chairman (1986- 1987) and Advisor to the Chairman (1989 - 1990). Mr. Leopold was also a director of Insituform Mid-America, Inc. Mr. Leopold is a director of H.E.R.C. Products Incorporated, Infodata Systems, Inc., and Standard Security Life Insurance Company of New York, a wholly owned subsidiary of Independence Holding Company.

Roger Prieto, D.D.S., serves as the Company's Chief Dental Officer and Director. He was the Staff Dentist at Morris Heights Health Center in New York from 1995 to 1996, when he joined the Company. He obtained his Doctor in Dentistry from University of Central East Dominican Republic in 1989 and a D.D.S. degree from New York University College of Dentistry in 1994. He has practiced dentistry in the Dominican Republic and since moving to the United States in 1990, practiced as a dental assistant in Miami, Florida and Providence, Rhode Island prior to obtaining his D.D.S. degree. He is licensed to practice dentistry in the states of Florida, New York and Rhode Island.

Maria C. Suarez, J.D., has served as Director of the Company since June 23, 1997 and was named Vice-President and Secretary of the Company in November, 1997. Ms. Suarez has been a licensed attorney in the state of Florida since 1990. She served as Legal Counsel for Miami Dade Health Plans, Inc. until the time of its sale. In 1994, she served as Director of Legislative Affairs for CAC-Ramsay, HMO and later served as Legal Counsel for West Gables Management, Inc. a property management company.

The Board of Directors has established an Executive Committee, an Audit Committee and a Compensation Committee. The Executive Committee receives regular reports from the Chief Operating Officer regarding the business operations of the Company and supervises the operations of the Company between meetings of the Board of Directors. The Audit Committee reviews with the Company's independent accountants, the scope of their audit and their report thereon. The Compensation Committee reviews and approves the compensation of executive offices and is responsible for administering the Company's stock option plans. All Directors who served on such Committees resigned their positions in 1997 and the Board of Directors has not appointed new Committee members.

Compliance with Section 16(a) of the Exchange Act:      Not Applicable

Item 10.  Executive Compensation

Director Compensation

Directors will receive a Directors fee of $200 per meeting for each Board of Directors meeting attended and $100 per meeting for each committee meeting attended.

In addition, all Directors receive stock option grants on an annual basis under the 1996 Director Stock Option Plan. Five-year options to purchase 2,000 shares of the Company's Common Stock are automatically granted to each Director on October 1 of each year, starting October 1, 1996, at an option price equal to the market price of the

Common Stock on the date of the grant. Existing Directors have each been granted five-year options to purchase 2,000 shares of Common Stock at an option price equal to the market price as of the date of such grant, and Directors appointed to the Board of Directors in the future will also be granted options to purchase 2,000 shares of common stock when they are appointed to the Board, at an option price equal to the market price of the Common Stock as of the date of their appointment to the Board. In addition, Directors will be granted options to purchase 1,000 shares for each committee of which they are a member and options to purchase 2,000 shares for serving as chairman of a committee. As of September 30, 1997, options to purchase 30,000 shares at an exercise price of $5.415 per share were outstanding under the Director's Plan. Additional options granted under the Director's Plan have been cancelled as a result of the resignations from the Board of Directors of persons to whom such options had been granted.

Officers Compensation

Luis Cruz, M.D. has been serving since June 23, 1997, as the Company's Chief Executive Officer without compensation.

Set forth below is a summary compensation table showing compensation paid to the Company's current Chief Executive Officer and each executive officer receiving annual compensation in excess of $100,000.




                          Summary Compensation Table
                                                                         Long-Term Compensation
                                                                         ----------------------
                                         Annual Compensation             Awards
Payouts                                  -------------------------------------------------------------
--------
                                                      Other                             Securities          All
                                                      Annual                            Underlying          Other
                                                      Compensation         Restricted   Options
LTIP Compensation
                                                                         Stock Awards
Payouts

Name & Principal Position    Year        Salary($)  Bonus($)  ($)            ($)    (#)    ($)       ($)
---------------------------------------------------------------------------------------------------------------
Luis Cruz, M.D.              1997         $0        N/A       N/A           N/A    20,000  N/A
N/A
Chairman
Chief Executive Officer

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, each executive officer, and all officers and directors of the Company, as a group, as of September 30, 1997, and their percentage ownership of Common Stock after exercise of all stock options granted to directors and employees of the Company and conversion of Convertible Preferred Stock.

    After Exercise of Options and Conversion of Convertible Preferred Stock
    -----------------------------------------------------------------------


Name/1/                   Shares of Common Stock             Percentage of Common Stock
                            Beneficially Owned               Beneficially Owned _______
International Asset                    90,800                           4.933%
Management Group, Inc./2/
1101 96th Street
Miami, FL  33154



Roger Prieto, D.D.S.                   40,000                           2.173%

Robert M. Leopold/3/
4 Gilder Street                           N/A                              N/A
Larchmont, NY 10504

Luis Cruz, M.D./4/ /5/                456,667                          24.809%

Maria C. Suarez, J.D.                   6,667                            .362%

Ronaldo Figueroa, C.P.A.                  N/A                              N/A


All officers and directors            594,134                          32.277%
as a group

/1/ Except as otherwise indicated, the address of all named holders is c/o Dental Services of America, Inc., 2260 SW 8th Street, Miami, Florida 33135.

/2/ /3/ Mr. Leopold, as officer and director of International Asset Management Group, Inc. ("IAMG"), may be deemed to be beneficial owner of the Common Stock of the Company owned by IAMG.

/4/ Assumes exercise by Dr. Luis Cruz at the lowest convertible number of the Class A and Class C Convertible Preferred Stock held by him.

/5/ Dr. Luis Cruz owns 100,000 shares of Class A Convertible Preferred Stock and 250,000 shares of Class C Convertible Preferred Stock, which shares represent 100% of each class currently issued and outstanding.



Item 12.      Certain Relationships and Related Transactions



In July, 1996, the Company acquired 100% of the outstanding capital stock of DPA in a transaction in which the shareholders and certain other persons who had made investments in or provided services to DPA acquired from IAMG 874,000 shares of the Company's common stock and 1,820,000 Non-Public Warrants formerly held by IAMG.

Persons receiving securities of the Company in such transaction included Roger Prieto, D.D.S. (80,000 shares). Dr. Prieto subsequently contributed 40,000 shares back to the Company for cancellation.

Dr. Roger Prieto serves as a Director to the Company's Board of Directors as well as the Company's Chief Dental Director. Dr. Prieto is also the President of the dental practices which the Company renders management services to. Dr. Prieto derives his full annual salary from his position in these dental practices.

In June, 1997, Luis Cruz, M.D., currently Chairman and Chief Executive Officer of the Company, entered into a Preferred Stock Purchase Agreement with the Company pursuant to which the Company issued to Dr. Cruz (i) 250,000 shares of its Series C Convertible Preferred Stock, par value $.01 per share, and (ii) 100,000 shares of its Series A Convertible Preferred Stock, par value $.01 per share, in consideration for (a) a three story building of approximately 10,000 square fee, located at 2260 SW 8th Street, Miami, Florida (which building currently serves as the Company's Corporate Headquarters and the location of a soon to be opened dental clinic), and (b) $495,000 in cash. The preferences, rights, powers and privileges of the Series C Convertible Preferred Stock and Series A Convertible Preferred Stock are set forth in Exhibit 4 to this filing.

Item 13.  Exhibits, Lists and Reports on Form 8-K

Financial Statements

The following financial statements of the Company are included in this report:

Independent Auditor's Report;
Balance Sheet as of September 30, 1997 and 1996;
Statement of Operations for the two years ended September 30, 1997;
Statement of Cash Flows for the two years ended September 30, 1997;
Statement of Changes in Stockholders' Equity for the two years ended September 30, 1997; and Notes to Financial Statements.

Exhibits

Exhibit (3i): Articles of Incorporation. Incorporated by reference to certain exhibits to the Registration Statement on Form SB-2, Registration No. 333-13591, and to the Exhibit to the Form 8K filed December 22, 1997.

Exhibit (3ii): By-Laws. Incorporated by reference to certain exhibits to the Registration Statement on Form SB-2, Registration No. 333-13591.
Exhibit (4):   Instruments defining the rights of holders of Series A
Convertible Preferred Stock and Series C Convertible Preferred Stock. Attached hereto.
Exhibit (27):  Financial Data Schedule. Attached hereto.



Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 1997.

Supplemental information to be furnished with reports files pursuant Section 15(d) of the Exchange Act by registrants which have not registered securities pursuant to Section 12 of the Exchange Act.

No annual report or proxy material has been sent to security holders, nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB.

Pursuant to the requirements of the Securities 1933, , the Registrant has

Signatures

SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 20th day of February, 1998.


                                 DENTAL SERVICES OF AMERICA, INC.

                                 By:
                                      ------------------------------
                                                LUIS CRUZ,M.D.



Signature                Title                              Date




                         Chairman, Chief Executive Officer  February 20, 1998
---------------------
Luis Cruz, M.D.

                         Vice President, Director           February 20, 1998
---------------------
Maria C. Suarez, J.D.

                         Chief Dental Director, Director    February 20, 1998
---------------------
Roger Prieto, D.D.S.




                         Director                           February 20, 1998
---------------------
Robert M. Leopold

                         Chief Financial Officer            February 20, 1998
---------------------
Ronaldo Figueroa, C.P.A.

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS AS OF
                          SEPTEMBER 30, 1997 AND 1996

                 TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Dental Services of America, Inc.:

We have audited the accompanying consolidated balance sheet of Dental Services of America, Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dental Services of America, Inc. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,455,946 during the year ended September 30, 1997, and, as of that date, the Company's current liabilities exceeded its current assets by $441,319. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                     McKEAN, PAUL, CHRYCY, FLETCHER & CO.

Miami, Florida,
January 15, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Shareholders of Dental Services of America, Inc.:

I have audited the accompanying consolidated balance sheet of Dental Services of America, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. As discussed in Note 2 to the financial statements, the Company's 1996 financial statements have been restated to account for an acquisition using the purchase method of accounting rather than a pooling-of-interest, as previously reported method. The restatement results from information, which became available subsequent to the issuance of the financial statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dental Services of America, Inc. and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                Harvey Judkowitz


Miami, Florida,
December 19, 1996, except as to
Note 3 as to which the date is January 15, 1998

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1997 AND 1996


                                                                                    September 30,       September 30,
                                                                                         1997               1996
                                                                                         ----               ----
                                                                                                       (As Restated See
                                                                                                           Note 2)
                                  ASSETS
                                  ------
Current Assets:
  Cash and cash equivalents                                                         $   353,150         $   559,272
  Accounts receivable, net                                                               55,207              49,308
  Prepaid expenses                                                                       36,347              78,125
                                                                                    -----------         -----------
     Total Current Assets                                                               444,704             686,705
                                                                                    -----------         -----------

Property and Equipment, net                                                           1,546,541             161,172
Intangible Assets, net                                                                  574,400             470,250
Other Assets                                                                             94,299              38,706
                                                                                    -----------         -----------

       Total Assets                                                                 $ 2,659,944         $ 1,356,833
                                                                                    ===========         ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current Liabilities:
  Accounts payable                                                                  $   148,249         $    67,690
  Loan payable to bank                                                                        -              21,450
  Accrued expenses                                                                      100,274                   -
  Deposits on series 10, preferred stock                                                637,500                   -
                                                                                    -----------         -----------
     Total Current Liabilities                                                          886,023              89,140
                                                                                    -----------         -----------

Commitments and Contingencies                                                                 -                   -
Redeemable Common Stock, $.005 par value; 5,000 issued and outstanding
                                                                                         50,000              50,000
                                                                                    -----------         -----------

Stockholders'  Equity:
  Series A, convertible preferred stock, $0.01 par value, 100,000
     authorized, issued and outstanding                                                   1,000                   -
  Series C, convertible preferred stock , $0.01 par value, 250,000
     authorized, issued and outstanding                                                   2,500                   -
  Common stock, $0.005 par value; 25,000,000 shares authorized, 1,840,743 and 1,469,000 shares issued and outstanding, respectively
                                                                                          9,204               7,345
  Additional paid-in capital                                                          4,775,497           1,818,682
  Accumulated deficit                                                                (3,064,280)           (608,334)
                                                                                    -----------         -----------
     Total Stockholders' Equity                                                       1,723,921           1,217,693
                                                                                    -----------         -----------

       Total Liabilities and Stockholders' Equity                                   $ 2,659,944         $ 1,356,833
                                                                                    ===========         ===========

    The accompanying notes to financial statements are an integral part of these statements.

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                                          For the Year Ended
                                                                                    September 30,        September 30,
                                                                                        1997                 1996
                                                                                        ----                 ----
                                                                                                        (As Restated See
                                                                                                             Note 2)
Dental group practices revenue, net                                                 $   673,660          $  207,315
                                                                                    -----------          ----------

Operating Expenses:
  Clinical salaries and benefits                                                        318,030             121,045
  Other salaries and benefits                                                           299,577              13,027
  Dental supplies                                                                        97,669              11,429
  Laboratory fees                                                                        16,645              10,890
  Occupancy                                                                             190,913              13,502
  Advertising                                                                           103,173              58,739
  Depreciation, amortization and write-off of goodwill                                  200,837               9,335
  Consulting services                                                                   860,239              57,475
  General and administrative                                                            949,148             288,342
                                                                                    -----------          ----------

     Total operating expenses                                                         3,036,231             583,784
                                                                                    -----------          ----------

       Operating loss                                                                (2,362,571)           (376,469)
                                                                                    -----------          ----------

Other Income (Expense), net                                                             (93,375)              5,135
                                                                                    -----------          ----------

       Loss before income taxes                                                      (2,455,946)           (371,334)

Income Taxes                                                                                  -                   -
                                                                                    -----------          ----------

       Net loss                                                                     $(2,455,946)         $ (371,334)
                                                                                    ===========          ==========

Weighted Average Common Shares Outstanding                                            1,611,160          $1,218,945
                                                                                    ===========          ==========

       Net Loss Per Common Share                                                    $     (1.52)         $    (0.30)
                                                                                    ===========          ==========

    The accompanying notes to financial statements are an integral part of these statements.

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                                  Additional
                                 Series A/ Series C         Common Stock           Paid-In        Accumulated
                                  Preferred Stock        Shares       Amount       Capital          Deficit           Total
                                  ---------------        ------       ------       -------          -------           -----
Balance at October 1, 1995                $        -     1,100,000      $5,500      $  223,527      $  (237,000)      $   (7,973)

Restatement of acquisition of
  DPA under purchase method
  of accounting                                    -             -           -         692,000                -          692,000
Issuance of common stock for
  consulting services                              -        10,000          50          24,950                -           25,000
Accretion on Redeemable
  common stock                                     -             -           -         (37,500)               -          (37,500)
Exercise of Non-Public
  warrants at $2.50 per share                      -       353,000       1,765         880,735                -          882,500
Issuance of common stock at
  $2.50 per share                                  -         6,000          30          14,970                -           15,000
Issuance of 200,000 Private
  Warrants at $0.10                                -             -           -          20,000                -           20,000
Net loss                                           -             -           -               -         (371,334)        (371,334)
                                              ------     ---------      ------      ----------      ------------      ----------

Balance at September 30,
  1996, as restated                                -     1,469,000       7,345       1,818,682         (608,334)       1,217,693

Exercise of Non-Public
  warrants at $2.50 per share                      -        98,950         495         246,880                -          247,375
Exercise of Class A warrants
  at $2.50 per share                               -        59,460         297         148,353                -          148,650
Redemption of Class A
  warrants at $0.05 per share                      -             -           -            (512)               -             (512)
Issuance of 100,000 shares of
  Series A preferred stock
  and 250,000 shares of
  Series C preferred stock                     3,500             -           -       1,741,500                -        1,745,000
Exercise of stock options                          -        53,333         267         528,894                -          529,161
Issuance of common stock for
  consulting services                              -       120,000         600         186,900                -          187,500
Issuance of stock for
  acquisition of dental                            -        40,000         200         104,800                -          105,000
  practice assets
Net loss                                           -             -           -               -       (2,455,946)      (2,455,946)
                                              ------     ---------      ------      ----------      ------------      ----------

Balance at September 30, 1997                 $3,500     1,840,743      $9,204      $4,775,497      $(3,064,280)      $1,723,921
                                              ======     =========      ======      ==========      ============      ==========

    The accompanying notes to financial statements are an integral part of these statements.

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                                            For the Year Ended
                                                                                    September 30,        September 30,
                                                                                        1997                 1996
                                                                                        ----                 ----
                                                                                                       (As Restated See
                                                                                                            Note 2)
Cash Flows From Operating Activities:
  Net loss                                                                          $(2,455,946)          $(371,334)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation, amortization and write-off of goodwill                             200,837               9,335
       Issuance of stock for consulting services                                        583,062              57,475
       Changes in operating assets and liabilities:
         Accounts receivable                                                             (5,899)            103,792
         Prepaid expenses and other assets                                               (8,815)            (88,524)
         Accounts payable and accrued expenses                                          180,833              50,965
                                                                                    -----------           ---------
             Net cash used in operating activities                                   (1,505,928)           (238,291)
                                                                                    -----------           ---------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                                   (140,356)            (21,364)
  Advances to DPA prior to acquisition                                                        -            (109,231)
  Cash acquired in acquisition                                                                -              27,096
  Acquisition of assets of dental practice                                             (200,000)                  -
                                                                                    -----------           ---------
             Net cash used in investing activities                                     (340,356)           (103,499)
                                                                                    -----------           ---------

Cash Flows From Financing Activities:
  Proceeds from sale of stock and exercise of warrants and options                    1,024,624             897,525
  Deposits on series 10 preferred stock                                                 637,500                   -
  Redemption of Class A warrants                                                           (512)                  -
  (Payment of) increase in debt                                                         (21,450)              1,450
                                                                                    -----------           ---------
             Net cash provided by financing activities                                1,640,162             898,975
                                                                                    -----------           ---------

Increase (Decrease) In Cash and Cash Equivalents                                       (206,122)            557,185

Cash and Cash Equivalents, beginning of period                                          559,272               2,087
                                                                                    -----------           ---------

Cash and Cash Equivalents, end of period                                            $   353,150           $ 559,272
                                                                                    ===========           =========

                                  (CONTINUED)

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                                       For the Year Ended
                                                                                September 30,          September 30,
                                                                                    1997                    1996
                                                                                    ----                    ----
                                                                                                      (As Restated See
                                                                                                            Note 2)
                                                    (CONTINUED)

Noncash Investing and Financing Activities:
  Value of DPA net assets acquired -
     Accounts receivable                                                      $               -        $    153,100
                                                                              =================        ============
     Property and equipment, net                                              $               -        $    144,000
                                                                              =================        ============
     Other assets                                                             $               -        $     28,700
                                                                              =================        ============
     Goodwill                                                                 $               -        $    475,000
                                                                              =================        ============
     Purchase price and assumed liabilities                                   $               -        $   (827,896)
                                                                              =================        ============

Stock issued in exchange for land and building                                $       1,250,000        $          -
                                                                              =================        ============
Stock issued for acquisition of assets of dental practices                    $         105,000        $          -
                                                                              =================        ============

Supplemental Disclosures:
  Cash paid during the year for interest expense                              $           6,510        $      1,654
                                                                              =================        ============
  Cash paid during the year for income taxes                                  $               -        $          -
                                                                              =================        ============

    The accompanying notes to financial statements are an integral part of these statements.

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

    The Company was incorporated in 1987 under the name Campbell Capital Corp., and was a 90.91% owned subsidiary of International Asset Management Group, Inc. ("IAMG"). The Company remained relatively inactive until the acquisition of 100% of the common stock of Dental Practice Administrators, Inc. ("DPA") in July 1996. DPA was formed in October 1995 and managed 6 dental practices ("the Practices") in Florida when acquired (see Note 3). In connection with the acquisition of DPA, the Company name was changed to Dental Services of America, Inc.

    The dental practices are owned by a corporation whose sole shareholder is a licensed dentist and a member of the Company's Board of Directors. Licensed dentists at each practice supervise the professional dental staff and provide all of the clinical services to the patients. The Company receives the gross dental revenue from the Practices and pays all operating and other expenses, including those of the professional staff. The Company is responsible for all matters relating to the operations including, but not limited to, the leasing of rental space, maintenance, staffing and supervision of the support staff, the purchasing of all necessary equipment and supplies, and managing all of the administrative affairs of the Practices. Each Practice serves primarily Medicaid patients. At September 30, 1997, the Company managed 7 Practices, all located in Florida.

    In April 1997, the Company's wholly owned subsidiary, DentAll Plans of Florida, Inc., obtained a license from the Florida Department of Insurance to operate a prepaid dental care plan in Florida. Operations to date have been minimal. In addition, the Company has two other inactive subsidiaries.


2.  GOING CONCERN

    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred net losses of $2,455,946 and $371,334 for the years ended September 30, 1997 and 1996, respectively, and current liabilities exceed current assets by $441,319 at September 30, 1997. Management intends to conduct a private placement of the Company's stock in 1998 to raise additional capital and has been informed that the President of the Company plans on purchasing $1,000,000 of common stock in connection with the offering. The Company is also committed to generating significant new business through acquisitions or openings of new centers and reducing expenses in the future. Management has also indicated the Company could obtain funds by financing its assets. Management believes these plans will allow it to continue as a going concern and ultimately attain successful operations in the future.


3.  ACQUISITIONS AND RESTATEMENT OF 1996 FINANCIAL STATEMENTS

    In July 1996, the Company acquired all the outstanding common stock of DPA (which managed 5 dental practices and 1 portable unit) in a transaction in which the shareholders and certain other persons who had made investments in or provided services to DPA received 874,000 restricted shares of the Company's common stock and 364,000 Non-Public warrants which were owned by IAMG. The warrants are convertible into common stock at an exercise price of $2.50 per share and expire on December 29, 1997. The 1996 financial statements reflected the acquisition of DPA using the pooling-of-interest method of accounting. Subsequent to the issuance of those financial statements, certain information became available which required the acquisition to be treated using the purchase method of accounting. Accordingly, the accompanying 1996 financial statements have been restated to reflect this change. The effect of the restatement on 1996 was to increase net assets by $466,763, and increase net loss by $96,291 and the loss per common share by $0.07.

    The fair value of the restricted common stock and Non-Public warrants issued ($692,000) has been allocated to the fair value of the net assets acquired ($217,000), with the excess acquisition costs ($475,000) being allocated to goodwill (for the five dental practices and one portable practice acquired) and amortized on a straight-line basis over the estimated life of the practices (25 years). The fair value of the common stock and warrants exchanged in the acquisition is based on a valuation performed by an independent third party. The Company reviews the recorded amount of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If this review indicates the carrying amount of the asset may not be recoverable because of disposal of the operation or, as determined based on the expected undiscounted cash flows of the operations acquired, the carrying value of the asset is reduced to fair value.

    The consolidated balance sheet at September 30, 1996 includes the balance sheet of the Company and its wholly owned subsidiary, DPA. The consolidated statements of operations, stockholders' equity and cash flows include the Company's operations for the year ended September 30, 1996 and those of its wholly owned subsidiary DPA from the acquisition date (July 29, 1996) through September 30, 1996.

    The following unaudited pro forma information reflects the effect of the acquisition on the consolidated results of operations of the Company had the acquisition of DPA occurred on October 1, 1995.

                                                 Year Ended
                                                September 30,
                                                    1996
                                                    ----

    Revenues, net                                   $ 625,485
    Net loss                                        $(383,670)
    Net loss per common share                       $   (0.31)
    Weighted average shares outstanding             1,218,945

    During fiscal 1997, the Company reorganized its dental practices in an attempt to achieve profitability. After analyzing the utilization patterns of its dental practices and the income derived from those facilities, management determined it was in the Company's best interest to close 3 practices and sell 1 practice, previously acquired in July 1996. The effect of the closures and sale was a write off of goodwill of $157,701 net of accumulated amortization of $4,211 ($153,490 net) in 1997.

    In August 1997, the Company acquired the assets of a dental practice for $200,000 and the issuance of 40,000 shares of the Company's restricted stock which were valued at $2.625 per share ($105,000) on the acquisition date ($305,000 in the aggregate). The cost of the acquisition in excess of the fair value of assets acquired of $30,000 has been allocated to a management agreement as the Company entered into an agreement to manage the center. The value assigned to the management agreement ($275,000) is included in "Intangible Assets" in the accompanying 1997 consolidated balance sheet and is being amortized on a straight-line basis over 25 years.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Use of Estimates
    ----------------
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates.

    Cash and Cash Equivalents
    -------------------------
    The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. The concentration of credit risk associated with cash and equivalents is considered low due to the credit quality of the issuers of the financial instruments.

    Property and Equipment
    ----------------------
    Property and equipment are stated at cost. Depreciation and amortization is computed over the estimated useful lives of the assets on a straight-line method. Expenditures for maintenance and repairs are charged to expenses as incurred and expenditures for additions and betterments are capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations.

    Income Taxes
    ------------
    The Company has established deferred tax assets and liabilities for temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation account when, in the opinion of management, it is more likely than not the tax assets will not be realized.

     Loss Per Share
     Loss per common and common equivalent share is computed using the weighted average number of common and dilutive common-equivalent shares outstanding. Dilutive common-equivalent shares consist of the incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Fully diluted earnings per share has not been presented because the effect of common stock equivalents in calculating loss per share would be anti-dilutive.

     Fair Value of Financial Instruments
     Carrying amounts of financial instruments included in current assets and current liabilities approximate estimated fair value because of the short-term maturities of these instruments.

     Recent Accounting Pronouncements
     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share", which simplifies existing computational guidelines, revises disclosure requirements, and increases the comparability of earnings per share ("EPS"). SFAS No. 128 is effective for period ending after December 15, 1997 and requires restatement of all prior period EPS data presented. The Company will adopt SFAS No. 128 in fiscal 1998. The effect of adopting this standard is not expected to be material.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 31, 1997. The Company will adopt SFAS No. 130 in fiscal 1999.


5.   PROPERTY AND EQUIPMENT

     Property and equipment, consisted of the following:

                                                                Estimated        September 30,      September 30,
                                                               Useful Life           1997               1996
                                                               -----------           ----               ----
       Land                                                         -            $   300,000        $         -
       Building                                                  39 years            950,000                  -
       Dental equipment                                         5 - 7 years          169,940            138,262
       Furniture, fixtures and office equipment                 5 - 7 years          113,848              5,102
       Leasehold improvements                                    10 years             40,577             22,000
                                                                                 -----------        -----------
            Total cost                                                             1,574,365            165,364
       Less accumulated depreciation and amortization                                (27,824)            (4,192)
                                                                                 -----------        -----------
            Property and equipment, net                                          $ 1,546,541        $   161,172
                                                                                 ===========        ===========

     Depreciation and amortization expense was $23,632 and $4,192 for the years ended September 30, 1997 and 1996, respectively.


6.   INTANGIBLE ASSETS

     Intangible assets, consisted of the following:

                                                               Amortization      September 30,      September 30,
                                                                  Period             1997               1996
                                                                  ------             ----               ----
       Goodwill                                                  25 years          $317,088           $475,000
       Management agreement                                      25 years           275,000                  -
                                                                                   --------           --------
            Total cost                                                              592,088            475,000
       Less accumulated amortization                                                (17,688)            (4,750)
                                                                                   --------           --------
            Intangible assets, net                                                 $574,400           $470,250
                                                                                   ========           ========

     An analysis of intangible assets is as follows:


       Intangible assets at October 1, 1995                                            $       -
          Additions                                                                      475,000
          Amortization                                                                    (4,750)
                                                                                       ---------
       Intangible assets at September 30, 1996                                           470,250
          Additions                                                                      275,000
          Amortization                                                                   (17,149)
          Write off relating to 3 closed centers and 1 sold center net of
            accumulated amortization of $4,211                                          (153,701)
                                                                                       ---------
       Intangible assets at September 30, 1997                                         $ 574,400
                                                                                       =========

7.   STOCKHOLDERS' EQUITY

     Common Stock
     ------------
     In November 1997, the Company declared a one-for-five reverse common stock split effective January 1, 1998. All references to the number of shares and per share amounts have been restated to reflect the effect of the reverse split.

     In July 1996, the Company issued 5,000 shares of common stock for services rendered with rights to put the shares of common stock back to the Company at $10.00 per share ($50,000 in the aggregate) at any time through December 31, 1998. The put rights expire if the Company's common stock trades at prices in excess of $11.25 per share for at least ten days during the period from August 1, 1998 through December 31, 1998. As of September 30, 1997 and 1996, these shares and the associated put rights have been classified as "Redeemable Common Stock" in the accompanying consolidated balance sheets.

     In June 1997, the Company issued 120,000 shares of common stock to a consultant for services to be rendered, which were valued at the market price of the common stock on the date of issuance ($1.5625 per share or $187,500 in the aggregate). The amount has been expensed as "Consulting services" in the accompanying 1997 consolidated statement of operations, as the consultant no longer provides services to the Company. Also during fiscal 1997, from November 1996 to February 1997, the Company issued 53,333 stock options to the same consultant, for the purchase of common stock at an exercise price of $2.50 per share when the market price of the Company's stock ranged from $8.125 to $11.250 per share. All options were exercised in February 1997, resulting in proceeds to the Company of $133,332 and a charge to operations for consulting services of $395,829. The consultant received $130,000 in fees simultaneously with the exercise of the options, which has also been included in "Consulting services".

     Warrants to Purchase Common Stock
     ---------------------------------
     As of September 30, 1995, the Company had 1,000,000 Non-Public warrants outstanding, which were held by IAMG and convertible into one share of common stock at an exercise price of $2.50. In connection with the acquisition of DPA in July 1996 (see Note 3), IAMG transferred 364,000 warrants and also sold 511,000 warrants to outside investors, of which 353,000 warrants were converted into common stock at $2.50 per share resulting in proceeds to the Company of $882,500. During fiscal 1997, 98,950 shares of common stock were issued upon the conversion of Non-Public warrants at $2.50 per share resulting in proceeds to the Company of $247,375.

     As of September 30, 1995, the Company had 100,000 Class A Warrants outstanding, which entitled the holder to purchase, at $2.50 per share, one share of common stock and receive one Class B Warrant upon the exercise of Class A Warrants. The Class B Warrants entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. During fiscal 1997, 59,460 shares of common stock and 59,460 Class B Warrants were issued upon the exercise of Class A Warrants resulting in proceeds to the Company of $148,650. The Class A and Class B warrants may be redeemed by the Company, in whole or in part, at any time and from time to time, at the redemption price of $0.05 per warrant upon thirty days written notice. During fiscal 1997, the Company redeemed 10,240 Class A Warrants for $512.

     In July 1996, the Company issued 200,000 Private Warrants valued at $0.10 per warrant ($20,000 in the aggregate) to IAMG, in consideration for past consulting and administrative services. Each Private Warrant entitled the holder to purchase one share of common stock at an exercise price of $12.50 per share and are callable at $0.025 per warrant. The Private Warrants were called in December 1997 for $5,000.

     The outstanding warrants, conversion price and expiration dates at September 30, 1997 are as follows:

                 Warrant Type             Outstanding      Conversion Price               Expiration Date
                 ------------             -----------      ----------------               ---------------
       Non-Public Warrants                   548,050              $2.50              Expired on December 29, 1997
       Class A Warrants                       30,300               2.50              Expired on December 29, 1997
       Class B Warrants                       59,460               5.00              June 29, 1998
       Private Warrants                      200,000              12.50              Called during December 1997 at
                                             -------                                 $0.025 per warrant ($5,000 in the
                                                                                     aggregate)
         Total warrants outstanding          837,810
                                             =======

     As of September 30, 1997, the Company had reserved 837,810 shares of common stock for the exercise of these warrants, of which 778,350 were called or subsequently expired.

     Series A and Series C, Convertible, Preferred Stock
     ---------------------------------------------------
     In June 1997, the Company issued 100,000 shares of Series A, Convertible, Preferred Stock for $495,000 to the President of the Company and 250,000 shares of Series C, Convertible, Preferred Stock in exchange for land and a building to be used as the Company's administrative offices and as a dental clinic, valued at $1,250,000 which had also been owned by the President. The Series A and Series C preferred stock is redeemable, in whole or in part, at the option of the Company at a redemption price of $5.00 per share. The shares are not entitled to receive dividends, but are entitled to four votes and one vote, respectively, on all matters to which stockholders of the Company have a right to vote. The shares may be converted at any time at the option of the holder into two shares (subject to upward adjustment upon the Company achieving certain pre-determined earning requirements) and one share, respectively, of the Company common stock unless certain events have occurred, as defined, which terminate the conversion feature.

     Deposit on Series 10 Preferred Stock
     ------------------------------------
     In July and August 1997, the Company received $637,500 in connection with an offering of Series 10, 12% convertible preferred stock. The preferred stock was never issued and in November 1997, the Board of Directors rescinded the offering. Accordingly, the Series 10, 12% convertible preferred stock has been reflected as a current liability in the accompanying consolidated balance sheet. Investors who deposited $300,000 in connection with the preferred stock offering have indicated their intent to have their funds applied to a planned private offering of the Company's common stock.

     Dental Preferred Stock
     ----------------------
     The Company has designated 5,000,000 shares of preferred stock as Dental Preferred Stock and has authorized the issuance of such stock to licensed dental practitioners and other dental professionals, including licensed dentists, dental office managers, dental assistants and dental hygienists. None have been issued to date.

8.   INCOME TAXES

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,439,000 at September 30, 1997, which begin to expire in 2011.

     The components of deferred tax assets and liabilities are as follows:

                                                    September 30,      September 30,
                                                         1997              1996
                                                         ----              ----
       --------------------------------------------------------------------------------

       --------------------------------------------------------------------------------
       Deferred tax (liabilities) assets
       --------------------------------------------------------------------------------
            Net operating loss carryforwards           $829,000           $124,500
       --------------------------------------------------------------------------------
              Less valuation allowance                 (829,000)          (124,500)
       --------------------------------------------------------------------------------
            Net deferred tax (liabilities) assets      $      -           $      -
                                                       ========           ========
       --------------------------------------------------------------------------------

       --------------------------------------------------------------------------------

     Realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductible temporary differences generating the deferred tax assets. Net deferred tax assets have been fully reserved, as their net realizability is not assured at the current time.

9.   STOCK OPTION PLANS

     The Company has a Director Stock Option Plan which authorizes the granting of options to directors of the Company to acquire a maximum of the greater of 60,000 shares or 5% of the number of shares of common stock outstanding (92,037 and 73,450 at September 30, 1997 and 1996, respectively).

     The Company also has an Employee Stock Option Plan which authorizes the granting of options to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company to acquire a maximum of the greater of 100,000 shares of common stock or 8% of the shares of common stock outstanding (147,259 and 117,520 at September 30, 1997 and 1996, respectively).

     Pursuant to the plans, unless otherwise determined, one-third of the options granted are exercisable upon grant, one-third are exercisable on the first anniversary of the grant and the final one-third are exercisable on the second anniversary of the grant. However, options granted under the plans shall become immediately vested if the holder is terminated by the Company or is no longer a director of the Company subsequent to certain "changes in control" of the Company, as defined. All options expire after ten years from the date of grant. Generally, options granted under the plans may remain outstanding and may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by the Company or serving on the Company's Board of Directors.

     The following is a summary of stock option activity for the years ended September 30, 1997 and 1996:

                                                   Director         Weighted         Employee        Weighted
                                                    Option           Average          Option          Average
                                                    Shares        Exercise Price      Shares      Exercise Price
                                                    ------        --------------      ------      --------------
       Outstanding at September 30, 1995                  -         $       -              -         $       -
         Granted                                     19,000             2.500         18,000             3.299
         Cancelled or expired                        (2,000)            2.500              -                 -
         Exercised                                        -                 -              -                 -
                                                    -------         ---------        -------         ---------
       Outstanding at September 30, 1996             17,000             2.500         18,000             3.299

         Granted                                     23,000             7.933        163,093             3.115
         Cancelled or expired                       (10,000)            6.250        (17,960)            3.802
         Exercised                                        -                          (53,333)            2.500
                                                    -------                          -------
       Outstanding at September 30, 1997             30,000         $   5.415        109,800         $   3.331
                                                    =======         =========        =======         =========
       Exercisable at September 30, 1997             14,333                           39,267
                                                    =======                          =======

     During fiscal 1997, the Company adopted Statement No. 123, ("SFAS No. 123") "Accounting for Stock-Based Compensation", which requires the Company to either recognize expense for stock based awards based on the fair value on the date of grant or provide footnote disclosure regarding the impact of such charges. The Company will continue to account for stock options pursuant to APB No. 25. Accordingly, the Company does not record compensation costs unless the market price exceeds the exercise price on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted, the pro forma net loss and net loss per common share would be as follows:

                                                                      For the Year Ended            For the Year Ended
                                                                      September 30, 1997            September 30, 1996
                                                                      ------------------            ------------------
       Net loss - as reported                                             $(2,455,946)                   $(371,334)
                                                                          ===========                    =========
       Net loss - pro forma                                               $(2,718,125)                   $(406,523)
                                                                          ===========                    =========

       Net loss per share - as reported                                        $(1.52)                      $(0.30)
                                                                               ======                       ======
       Net loss per share - pro forma                                          $(1.69)                      $(0.33)
                                                                               ======                       ======

     The value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: expected volatility approximating 76%, risk-free interest rate ranging from 6% to

     7%, expected dividends of $0 and expected lives of 10 years.

10.  COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in a lawsuit, filed in September 1997, with a former director/employee alleging breach of an employment contract. The employee is seeking compensatory damages in excess of $25,000 and 40,000 shares of common stock. The suit is in the preliminary stage and management believes it is without merit.

     Leases
     The Company leases facilities under long-term operating leases that expire in 2004. Some of the leases provide for escalating fixed annual rentals. The Company is also required to pay other expenses. Future annual minimum lease payments required under the leases as of September 30, 1997 are as follows:

                                      September 30, 1997
                                  ---------------------------
                                  Year               Amount
                                  ----               ------
                                  1998              $172,035
                                  1999                96,755
                                  2000                67,547
                                  2001                42,300
                                  2002                15,385
                                  Thereafter          20,513
                                                    --------
                                       Total        $414,535
                                                    ========

11.  SUBSEQUENT EVENTS

     In May 1997, the Company requested certain stockholders who had received stock from IAMG in connection with the DPA acquisition (see Note 3) to return a portion of their stock to the Company. In December 1997, 236,500 shares were cancelled and will be accounted for as a $81,500 reduction of goodwill included in "Intangibles Assets" and "Additional paid in capital".


                       DENTAL SERVICES OF AMERICA, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                Balance at             Charged to          Charged to Other
                                            Beginning of Year       Cost and Expenses        Accounts (A)       Deductions (B)
                                            -----------------       -----------------        ------------       --------------
YEAR ENDED SEPTEMBER 30, 1997
Allowances deducted from assets for
  Doubtful accounts                                $6,303                $      -               $     -              $6,303
                                                   ======                ========               =======              ======

YEAR ENDED SEPTEMBER 30, 1996
Allowances deducted from assets for
  Doubtful accounts                                $    -                $      -               $ 6,303              $    -
                                                   ======                ========               =======              ======

     (A) Allowance of acquired in acquisition.

     (B) Results from write-offs of accounts receivable.