Form 10QSB
period 1997-12-31
DENTAL SERVICES OF AMERICA INC
filed 1998-03-26
CIK 811035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB
(Mark one)
   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the quarterly period ended December 31, 1997

                                       OR

   ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ______________ to _______________

                          Commission File No. 33-11935

                        DENTAL SERVICES OF AMERICA, INC.
                 (Name of small business issuer in its charter)

        DELAWARE                        8021                     59-2754843
    ----------------        ----------------------------      ----------------
(State or jurisdiction of   (Primary Standard Industrial      (I.R.S. Employer
      incorporation          Classification Code Number)     Identification No.)
    or organization)


         2260 SW 8th Street
           Miami, Florida                                         33135
---------------------------------------                         -----------
(Address of Principal Executive Offices)                         (Zip Code)


         Issuer's Telephone Number, Including Area Code:  (305) 642-9090
                                                         -----------------

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

The number of shares outstanding of the issuer's common stock, $.005 par value per share as of December 31, 1997 is 1,840,743.

The number of shares outstanding of the issuer's preferred stock Class "A", $.01 par value per share as of December 31, 1997 is 100,000

The number of shares outstanding of the issuer's preferred stock Class "C", $.01 par value per share as of December 31, 1997 is 250,000

                DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1997 AND SEPTEMBER 30,1997



                                                                           December 31, 1997   September 30, 1997
                                ASSETS                                        (Unaudited)
                                -------
Current Assets:
  Cash and cash equivalents                                                      $   173,856            $   353,150
  Accounts receivable, net                                                           107,555                 55,207
  Prepaid expenses                                                                    75,239                 36,347
                                                                                 -----------            -----------
     Total Current Assets                                                            356,650                444,704
                                                                                 -----------            -----------

Property and Equipment, net                                                        1,605,355              1,546,541
Intangible Assets, net                                                               574,400                574,400
Other Assets                                                                          42,469                 94,299
                                                                                 -----------            -----------
       Total Assets                                                              $ 2,578,874            $ 2,659,944
                                                                                 ===========            ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current Liabilities:
  Accounts payable                                                               $   157,021            $   148,249
  Loan payable                                                                       295,000                     --
  Accrued expenses                                                                    92,578                100,274
  Deposits on series 10, preferred stock                                             637,500                637,500
                                                                                 -----------            -----------
     Total Current Liabilities                                                     1,182,099                886,023
                                                                                 -----------            -----------

Redeemable Common Stock, $.005 par value; 5,000 issued and outstanding
                                                                                      50,000                 50,000
                                                                                 -----------            -----------
Stockholders'  Equity:
  Series A, convertible preferred stock, $0.01 par value, 100,000
     authorized, issued and outstanding                                                1,000                  1,000
  Series C, convertible preferred stock , $0.01 par value, 250,000
     authorized, issued and outstanding                                                2,500                  2,500
  Common stock, $0.005 par value; 25,000,000 shares authorized, 1,840,743              9,204                  9,204

  Additional paid-in capital                                                       4,775,497              4,775,497
  Accumulated deficit                                                             (3,441,426)            (3,064,280)
                                                                                 -----------            -----------
     Total Stockholders' Equity                                                    1,346,775              1,723,921
                                                                                 -----------            -----------
       Total Liabilities and Stockholders' Equity                                $ 2,578,874            $ 2,659,944
                                                                                 ===========            ===========

The accompanying notes to financial statements are an integral part of these statements.

                DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE QUARTER ENDED DECEMBER 31, 1997 and 1996
                                   (Unaudited)


                                             1997              1996
                                             ----              ----

Dental group practices revenue, net        $ 256,720         $ 231,166
                                           ---------         ---------
Operating Expenses                           634,944           442,936
                                           ---------         ---------
       Operating loss                       (378,224)         (211,770)
                                           ---------         ---------
Other Income                                   1,078             3,436
                                           ---------         ---------
       Net loss                            $(377,146)        $(208,334)
                                           =========         =========
       Net Loss Per Common Share           $   (0.23)            (0.14)
                                           =========         =========



The accompanying notes to financial statements are an integral part of these statements.

                DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
                                   (Unaudited)

                                        Series A/                            Additional
                                          Series C      Common Stock          Paid-In       Accumulated
                                         Preferred    Shares      Amount      Capital         Deficit          Total
                                         ---------   ---------   --------   -----------     -----------      ---------
                                            Stock
                                         ---------
Balance at October 1, 1995             $       --    1,100,000  $  5,500    $   223,527    $  (237,000)     $   (7,973)

Restatement of acquisition of DPA
  under purchase method of
  accounting                                   --           --         --       692,000             --         692,000

Issuance of common stock for
  consulting services                          --       10,000         50        24,950             --          25,000

Accretion on Redeemable common stock           --           --         --       (37,500)            --         (37,500)

Exercise of Non-Public warrants at
  $2.50 per share                              --      353,000      1,765       880,735             --         882,500

Issuance of common stock at $2.50
  per share                                    --        6,000         30        14,970             --          15,000

Issuance of 200,000 Private
  Warrants at $0.10                            --           --         --        20,000             --          20,000

Net loss                                       --           --         --            --       (371,334)       (371,334)
                                         ---------   ---------   --------    ----------     -----------      ---------
Balance at September 30, 1996, as
  restated                                     --    1,469,000      7,345     1,818,682       (608,334)      1,217,693

Exercise of Non-Public warrants at
  $2.50 per share                              --       98,950        495       246,880             --         247,375

Exercise of Class A warrants at
  $2.50 per share                              --       59,460        297       148,353             --         148,650

Redemption of Class A warrants at
  $0.05 per share                              --           --         --          (512)            --            (512)

Issuance of 100,000 shares of
  Series A preferred stock and
  250,000 shares of Series C
  preferred stock                           3,500           --         --     1,741,500             --       1,745,000

Exercise of stock options                      --       53,333        267       528,894             --         529,161

Issuance of common stock for
  consulting services                          --      120,000        600       186,900             --         187,500

Issuance of stock for acquisition
  of dental practice assets                    --       40,000        200       104,800             --         105,000

Net loss                                       --           --         --            --     (2,455,946)     (2,455,946)
                                         ---------   ---------   --------   -----------     -----------      ---------

Balance at September 30, 1997               3,500    1,840,743      9,204     4,775,497     (3,064,280)      1,723,921

Net loss                                       --           --         --            --       (377,146)       (377,146)
                                         ---------   ---------   --------   -----------     -----------      ---------

Balance at December 31, 1997             $  3,500    1,840,743   $  9,204   $ 4,775,497    $(3,441,426)    $ 1,346,775
                                         =========   =========   ========   ===========     ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

                DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1997


                                                                       December 31, 1997     September 30,1997
                                                                          (Unaudited)

Cash Flows From Operating Activities:
  Net loss                                                                   $  (377,146)           $(2,455,946)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation, amortization and write-off of goodwill                       18,097                200,837
       Issuance of stock for consulting services                                      --                583,062
       Changes in operating assets and liabilities:
         Accounts receivable                                                     (52,348)                (5,899)
         Prepaid expenses and other assets                                        12,938                 (8,815)
         Accounts payable and accrued expenses                                     1,076                180,833
                                                                            -------------           ------------
             Net cash used in operating activities                              (397,383)            (1,505,928)
                                                                            -------------           ------------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                             (76,911)              (140,356)
  Advances to DPA prior to acquisition                                                --                     --
  Cash acquired in acquisition                                                        --                     --
  Acquisition of assets of dental practice                                            --               (200,000)
                                                                            -------------           ------------
             Net cash used in investing activities                               (76,911)              (340,356)
                                                                            -------------           ------------
Cash Flows From Financing Activities:
  Proceeds from sale of stock and exercise of warrants and options                    --              1,024,624
  Deposits on series 10 preferred stock                                               --                637,500
  Redemption of Class A warrants                                                      --                   (512)
  (Payment of) increase in debt                                                  295,000                (21,450)
                                                                            -------------           ------------
              Net cash provided by financing activities                          295,000              1,640,162
                                                                            -------------           ------------

Increase (Decrease) In Cash and Cash Equivalents                                (179,294)              (206,122)

Cash and Cash Equivalents, beginning of period                                   353,150                559,272
                                                                            -------------           ------------

Cash and Cash Equivalents, end of period                                     $   173,856            $   353,150
                                                                            =============           ============
Noncash Investing and Financing Activities:

  Stock issued in exchange for land and building                             $        --            $ 1,250,000
                                                                            =============           ============
  Stock issued for acquisition of assets of dental practices                 $        --            $   105,000
                                                                            =============           ============
Supplemental Disclosures:
  Cash paid during the quarter for interest expense                          $     2,625            $     6,510
                                                                            =============           ============
  Cash paid during the year for income taxes                                 $        --            $        --
                                                                            =============           ============

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

                                                           Year Ended
                                                          September 30,
                                                              1996
                                                              ----
       Revenues, net                                      $   625,485
       Net loss                                           $  (383,670)
       Net loss per common share                          $     (0.31)
       Weighted average shares outstanding                  1,218,945

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Loss Per Share
     --------------
     Loss per common and common equivalent share is computed using the weighted average number of common and dilutive common-equivalent shares outstanding. Dilutive common-equivalent shares consist of the incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Fully diluted earnings per share has not been presented because the effect of common stock equivalents in calculating loss per share would be anti-dilutive.

     Fair Value of Financial Instruments
     -----------------------------------
     Carrying amounts of financial instruments included in current assets and current liabilities approximate estimated fair value because of the short-term maturities of these instruments.

     Recent Accounting Pronouncements
     --------------------------------
     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share", which simplifies existing computational guidelines, revises disclosure requirements, and increases the comparability of earnings per share ("EPS"). SFAS No. 128 is effective for period ending after December 15, 1997 and requires restatement of all prior period EPS data presented. The Company will adopt SFAS No. 128 in fiscal 1998. The effect of adopting this standard is not expected to be material.

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


4.   PROPERTY AND EQUIPMENT

     Property and equipment, consisted of the following:


                                                       Estimated         December 31,        September 30,
                                                      Useful Life            1997                1997
                                                      -----------            ----                ----
Land                                                           --        $   300,000         $   300,000
Building                                              39 years               950,000             950,000
Dental equipment                                      5 - 7 years            246,851             169,940
Furniture, fixtures and office equipment              5 - 7 years            113,848             113,848
Leasehold improvements                                10 years                40,577              40,577
                                                                         -----------         -----------
      Total cost                                                           1,651,276           1,574,365
Less accumulated depreciation and amortization                               (45,921)            (27,824)
                                                                         -----------         -----------
      Property and equipment, net                                        $ 1,605,355         $ 1,546,541
                                                                         ===========         ===========

     Depreciation and amortization expense was $18,097 and $23,632 for the quarter ended December 31, 1997 and year ended September 30, 1997, respectively.


5.   INTANGIBLE ASSETS

     Intangible assets, consisted of the following:


                                             Amortization           December 31,       September 30,
                                                Period                  1997               1997
                                                ------                  ----               ----
       Goodwill                                25 years               $317,088           $317,088
       Management agreement                    25 years                275,000            275,000
                                                                      --------           --------
            Total cost                                                 592,088            592,088
       Less accumulated amortization                                   (17,688)           (17,688)
                                                                      --------           --------
            Intangible assets, net                                    $574,400           $574,400
                                                                      ========           ========

6.   STOCKHOLDERS' EQUITY

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

6.   STOCK OPTION PLANS

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

     The following is a summary of stock option activity for the years ended September 30, 1997 and 1996:


                                         Director
                                          Option       Weighted Average    Employee     Weighted Average
                                          Shares        Exercise Price   Option Shares   Exercise Price
                                          ------        --------------   -------------   --------------
Outstanding at September 30, 1995              --               $   --          --             $   --

  Granted                                  19,000                2.500       18,000              3.299
  Cancelled or expired                     (2,000)               2.500          --                 --
  Exercised                                    --                   --          --                 --
                                          -------               ------      -------             ------
Outstanding at September 30, 1996          17,000                2.500       18,000              3.299

  Granted                                  23,000                7.933      163,093              3.115
  Cancelled or expired                    (10,000)               6.250      (17,960)             3.802
  Exercised                                    --                           (53,333)             2.500
                                          -------               ------      -------             ------
Outstanding at September 30, 1997          30,000               $5.415      109,800             $3.331
                                          =======               ======      =======             ======
Exercisable at September 30,1997           14,333                            39,267
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


7.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in a lawsuit, filed in September 1997, with a former director/employee alleging breach of an employment contract. The employee is seeking compensatory damages in excess of $25,000 and 40,000 shares of common stock. The suit is in the preliminary stage and management believes it is without merit.


     Leases
     ------
     The Company leases facilities under long-term operating leases that expire in 2004. Some of the leases provide for escalating fixed annual rentals. The Company is also required to pay other expenses. Future annual minimum lease payments required under the leases as of December 31, 1997 are as follows:

                                       December 31, 1997
                                  --------------------------
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
                                                    ========

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

Reference is made to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

Total revenues, for the quarter ended December 31, 1997 and December 31, 1996 was derived from the Management Fee Income from the Company's dental clinics and portable operation. The majority of these revenues are a result of billing the State of Florida Medicaid program for services rendered to their clients on a fee for service basis. Revenues for the quarter ended December 31, 1997 were $256,720, and the expenses for all operations for that period were $634,944. This resulted in a loss from operations of $378,324 before other income and expenses, from continuing operations.

The Company continues to incur losses from operations. The Company manages eight dental practices, one portable unit, and two mobile dental units. None of the practices managed by the Company has been in operation for longer than 24 months. Many dental practices require a much longer period to achieve a significant client base and reach a breakeven point.

As the dental practices mature and the Company continues its aggressive acquisition program the practice management operations should become profitable. Management intends to identify and acquire existing profitable practices that will allow immediate improvements to the Company's cash flow. The Company is presently negotiating the acquisition of several established dental practices.

The Company's subsidiary, DentAll Plans of Florida, Inc. was granted a license by the State of Florida to operate a dental health maintenance organization on April 1, 1997. This subsidiary continues in a development stage.

Financial Condition, Liquidity and Capital Resources

The Company's cash on hand was $173,856 and $353,150 at December 31, 1997, and September 30, 1997, respectively. Working capital, including cash on hand was $(825,449) and $(441,319) at December 31, 1997 and September 30, 1997. The
Company's recent corporate restructuring and recent acquisitions of dental practices has placed extraordinary demands on the Company's working capital.

The Company will issue a private offering memorandum effective March 30, 1998 which could raise a maximum of $6 Million in working capital which will enable it to continue with its acquisition and business development plan. There can be no assurance as to the aggregate amount of proceeds, if any, which the Company will receive from this private offering. Additional financing may be obtained through loans, issuance of additional securities, or through other private or public financing arrangements. There can be no assurance that any such financing will be available when it is required or, even if it is available, that it will be available on terms acceptable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

Financial Statements

         The following financial statements of the Company are included in this report:

     1. Balance Sheet as of December 31, 1997 and September 30, 1997;

     2. Statement of Operations for the three months ended December 31, 1997 and 1996;

     3. Statement of Stockholders Equity for December 31, 1997 and September 30, 1997;

     4. Statement of Cash Flows for the three months ended December 31, 1997 and the year ended September 30, 1997; and

     5. Notes to Financial Statements.

Form 8-K

The Company filed a form 8-K on December 24, 1997 to disclose a one-for-five reverse split of the Company's common stock effective January 1, 1998. The reverse split was approved by the Company's Board of Directors and a majority of shareholders by consent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Quarterly Report on form 10-QSB to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Miami, State of Florida, on the 25th day of March, 1998.



                                      DENTAL SERVICES OF AMERICA, INC.




                                      By: /s/ Luis Cruz, M.D.
                                         ---------------------------
                                           Luis Cruz, M.D.
                                           Chief Executive Officer

                                      By: /s/ Ronaldo Figueroa
                                         ---------------------------
                                           Ronaldo Figueroa, CPA
                                           Chief Financial Officer

                                      By: /s/ Maria C. Suarez
                                         ---------------------------
                                           Maria C. Suarez, JD
                                           Vice-President, Director