Form 10QSB
period 1998-03-31
DENTAL SERVICES OF AMERICA INC
filed 1998-05-15
CIK 811035

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-QSB
      (Mark one)
         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the quarterly period ended March 31, 1998
                                                   --------------

                                       OR

         ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from ____________ to _____________

                          Commission File No. 33-11935
                                              --------

                        DENTAL SERVICES OF AMERICA, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                        8021                  59-2754843
   -------------------------   ----------------------------   ----------------
   (State or jurisdiction of   (Primary Standard Industrial   (I.R.S. Employer
         incorporation          Classification Code Number)  Identification No.)
        or organization)

         2260 SW 8th Street
           Miami, Florida                                           33135
----------------------------------------                      ----------------
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

The number of shares outstanding of the issuer's common stock, $.005 par value per share as of March 31, 1998 is 1,840,743.

The number of shares outstanding of the issuer's preferred stock Class AA (similar or equal to), $.01 par value per share as of March 31, 1998 is 100,000

The number of shares outstanding of the issuer's preferred stock Class AC (similar or equal to), $.01 par value per share as of March 31, 1998 is 250,000

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND SEPTEMBER 30,1997

                                                                               March 31, 1998    September 30, 1997
                                                                               --------------    ------------------
                                                                                (Unaudited)
                                  ASSETS
                                  ------
Current Assets:
  Cash and cash equivalents                                                        $    192,582          $   353,150
  Accounts receivable, net                                                              242,369               55,207
  Prepaid expenses                                                                       98,685               36,347
                                                                                   ------------          -----------
     Total Current Assets                                                               533,636              444,704

Property and Equipment, net                                                           1,872,719            1,546,541
Intangible Assets, net                                                                  562,558              574,400
Other Assets                                                                           51,,190                94,299
                                                                                   ------------          -----------

       Total Assets                                                                  $3,020,103           $2,659,944
                                                                                     ==========           ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current Liabilities:
  Accounts payable                                                                  $   321,777           $  148,249
  Loan payable                                                                          295,000                   --
  Accrued expenses                                                                       59,424              100,274
  Deposits on series 10, preferred stock                                                637,500              637,500
                                                                                   ------------          -----------
     Total Current Liabilities                                                        1,313,701              886,023

Note Payable                                                                            137,267                   --

Loan Payable, Officer                                                                   632,000                   --
                                                                                   ------------          -----------

             Total Liabilities                                                        2,082,968              886,023
                                                                                   ------------          -----------

Redeemable Common Stock, $.005 par value; 5,000 issued and outstanding                   50,000               50,000
                                                                                   ------------          -----------
Stockholders'  Equity:
  Series A, convertible preferred stock, $0.01 par value, 100,000
     authorized, issued and outstanding                                                   1,000                1,000
  Series C, convertible preferred stock , $0.01 par value, 250,000
     authorized, issued and outstanding                                                   2,500                2,500
  Common stock, $0.005 par value; 25,000,000 shares authorized, 1,840,743
     issued and outstanding                                                               9,204                9,204
  Additional paid-in capital                                                          4,775,497            4,775,497
  Accumulated deficit                                                               (3,901,065)          (3,064,280)
                                                                                   ------------          -----------
     Total Stockholders' Equity                                                        887,136             1,723,921
                                                                                   ------------          -----------
       Total Liabilities and Stockholders' Equity                                    $3,020,103           $2,659,944
                                                                                     ==========           ==========

 The accompanying notes to financial statements are an integral part of this statements.

                DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                             MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                       Three Months Ended                    Six Months Ended
                                                       ------------------                    ----------------
                                                            March 31,                           March 31,
                                                            ---------                           ---------
                                                     1998               1997              1998             1997
                                                     ----               ----              ----             ----
Revenues                                             $  358,872         $   92,720        $  615,593       $  226,740

Operating Expenses                                      816,207            213,494         1,450,590          559,284
                                                     ----------         ----------        ----------       ----------

       Operating loss                                 (457,335)          (120,774)         (834,997)        (332,544)

Other Income (Expenses)                                 (2,865)            (3,246)           (1,788)              192
                                                     ----------         ----------        ----------       ----------

       Net loss                                      $(460,200)         $(124,020)        $(836,785)       $(332,352)
                                                     ==========         ==========        ==========       ==========

       Net Loss Per Common Share                     $   (0.25)         $   (0.08)        $   (0.45)       $   (0.21)
                                                     ==========         ==========        ==========       ==========

 The accompanying notes to financial statements are an integral part of these statements.

                DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      MARCH 31, 1998 AND SEPTEMBER 30, 1997
                                   (Unaudited)

                                                    Series A/                              Additional
                                                    Series C            Common Stock        Paid-In       Accumulated
                                                   Preferred        Shares       Amount     Capital         Deficit         Total
                                                   ---------        ------       ------     -------         -------         -----
                                                     Stock
                                                     -----
Balance at October 1, 1995                               $   --     1,100,000    $5,500      $223,527      $(237,000)      $(7,973)

Restatement of acquisition of DPA
  under purchase method of accounting                        --            --        --       692,000              --       692,000
Issuance of common stock for consulting services             --        10,000        50        24,950              --        25,000
Accretion on Redeemable common stock                         --            --        --      (37,500)              --      (37,500)
Exercise of Non-Public warrants at
  $2.50 per share                                            --       353,000     1,765       880,735              --       882,500
Issuance of common stock at $2.50 per share                  --         6,000        30        14,970              --        15,000
Issuance of 200,000 Private
  Warrants at $0.10                                          --            --        --        20,000              --        20,000
Net loss                                                     --            --        --            --       (371,334)     (371,334)
                                                         ------     ---------    ------    ----------     -----------   -----------

Balance at September 30, 1996, as restated                   --     1,469,000     7,345     1,818,682       (608,334)     1,217,693

Exercise of Non-Public warrants at $2.50 per share           --        98,950       495       246,880             --        247,375
Exercise of Class A warrants at $2.50 per Share              --        59,460       297       148,353             --        148,650
Redemption of Class A warrants at $0.05 per share            --            --        --         (512)             --          (512)
Issuance of 100,000 shares of Series A
  preferred stock and 250,000 shares of
  Series C preferred stock                                3,500            --        --     1,741,500             --      1,745,000
Exercise of stock options                                    --        53,333       267       528,894             --        529,161
Issuance of common stock for consulting services             --       120,000       600       186,900             --        187,500
Issuance of stock for acquisition of dental
  practice assets                                            --        40,000       200       104,800             --        105,000
Net loss                                                     --            --        --            --     (2,455,946)   (2,455,946)
                                                         ------     ---------    ------    ----------    ------------   -----------


Balance at September 30, 1997                             3,500     1,840,743     9,204     4,775,497     (3,064,280)     1,723,921

Net loss                                                     --            --        --            --       (836,785)     (836,785)
                                                         ------     ---------    ------    ----------    ------------   -----------


Balance at March 31, 1998                                $3,500     1,840,743    $9,204    $4,775,497    $(3,901,065)   $ (887,136)
                                                         ======     =========    ======    ===========   ============   ===========

 The accompanying notes to financial statements are an integral part of these statements.

                DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                    1998                 1997
                                                                                    ----                 ----

Cash Flows From Operating Activities:
  Net loss                                                                           $(836,785)            $(332,352)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                                     64,304                   910
       Issuance of stock for consulting services                                             --                    --
       Changes in operating assets and liabilities:
         Accounts receivable                                                          (187,162)              (93,810)
         Prepaid expenses and other assets                                             (62,338)             (168,149)
         Accounts payable and accrued expenses                                          132,678              (18,688)
                                                                                      ---------             ---------
             Net cash used in operating activities                                    (889,303)             (612,089)
                                                                                      ---------             ---------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                                  (378,152)              (45,223)
  Purchase of marketable securities                                                          --               (4,441)
  (Increase) decrease in other assets                                                    42,620             (166,335)
  Proceeds from sale of equipment                                                            --                17,000
                                                                                      ---------             ---------
             Net cash used in investing activities                                    (335,532)             (198,999)
                                                                                      ---------             ---------

Cash Flows From Financing Activities:
  Proceeds from sale of stock and exercise of warrants and options                           --               360,232
  (Payment of) increase in debt                                                       1,064,267                75,000
                                                                                      ---------             ---------
             Net cash provided by financing activities                                1,064,267               435,232
                                                                                      ---------             ---------

Increase (Decrease) In Cash and Cash Equivalents                                      (160,568)             (375,856)

Cash and Cash Equivalents, beginning of period                                          353,150               559,272
                                                                                      ---------             ---------

Cash and Cash Equivalents, end of period                                               $192,582              $183,416
                                                                                      =========             =========

 The accompanying notes to financial statements are an integral part of these statements.

                DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
GENERAL

   The accompanying unaudited consolidated financial statements of Dental Services of America, Inc. and subsidiaries (the "Company" or "DSA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. The notes to the consolidated financial statements presented below are an integral part of the balance sheet presented for the year ended September 30, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended September 30, 1997 included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

4.   PROPERTY AND EQUIPMENT

     Property and equipment, consisted of the following:

                                                                Estimated          March 31,        September 30,
                                                               Useful Life           1998               1997
                                                               -----------           ----               ----
       Land                                                         -           $   300,000        $   300,000
       Building                                                  39 years           985,904            950,000
       Dental equipment                                        5 - 7 years          289,757            169,940
       Furniture, fixtures and office equipment                5 - 7 years          316,140            113,848
       Leasehold improvements                                    10 years            60,716             40,577
                                                                                -----------        -----------
            Total cost                                                            1,952,517          1,574,365
       Less accumulated depreciation and amortization                               (79,801)           (27,824)
                                                                                -----------        -----------
            Property and equipment, net                                         $ 1,872,716        $ 1,546,541
                                                                                ===========        ===========

     Depreciation and amortization expense was $51,977 and $23,632 for the quarter ended March 31, 1998 and year ended September 30, 1997, respectively.

5.   INTANGIBLE ASSETS

     Intangible assets, consisted of the following:

                                                               Amortization        March 31,        September 30,
                                                                  Period             1998               1997
                                                                  ------             ----               ----
       Goodwill                                                  25 years          $317,088           $317,088
       Management agreement                                      25 years           275,000            275,000
                                                                                   --------           --------
            Total cost                                                              592,088            592,088
       Less accumulated amortization                                                (29,530)           (17,688)
                                                                                   --------           --------
            Intangible assets, net                                                 $562,558           $574,400
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

     The following is a summary of stock option activity for the years ended September 30, 1997 and 1996:

                                                    Director      Weighted           Employee       Weighted
                                                     Option        Average            Option         Average
                                                     Shares     Exercise Price        Shares      Exercise Price
                                                     ------     --------------        ------      --------------
       Outstanding at September 30, 1995                  -      $       -                 -       $       -

         Granted                                     19,000          2.500            18,000           3.299
         Cancelled or expired                        (2,000)         2.500                 -               -
         Exercised                                        -              -                 -               -
                                                    -------      ---------           -------       ---------
       Outstanding at September 30, 1996             17,000          2.500            18,000           3.299

         Granted                                     23,000          7.933           163,093           3.115
         Cancelled or expired                       (10,000)         6.250           (17,960)          3.802
         Exercised                                        -                          (53,333)          2.500
                                                    -------                          -------
       Outstanding at September 30, 1997             30,000      $   5.415           109,800       $   3.331
                                                    =======      =========           =======       =========
       Exercisable at September 30,1997              14,333                           39,267
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

     The Company is the Plaintiff and Cross Defendant in a lawsuit against one of its dental practice Landlords for damages caused to the Company as a consequence of an alleged wrongful eviction by the Landlord against the Company managed dental practice.

     Leases
     ------
     The Company leases facilities under long-term operating leases that expire in 2004. Some of the leases provide for escalating fixed annual rentals. The Company is also required to pay other expenses. Future annual minimum lease payments required under the leases as of September 30, 1997 was as follows:

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

Total revenues, for the six months ended March 31, 1998 and 1997 was derived from the Management Fee Income of the Company's dental clinics and portable operation. The majority of these revenues are a result of billing the State of Florida Medicaid program for services rendered to their clients on a fee for service basis. Revenues for the six months ended March 31, 1998 were $615,593 an increase of 63% as compared to the same previous period. The expenses for all operations for that period were $1,450,590. This resulted in a loss from operations of $834,997 before other income and expenses, from continuing operations.

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

Dependence on Acquisitions for Future Growth

The Company's growth strategy is dependent principally on its ability to acquire the assets of existing dental practices. Successful acquisitions involve a number of factors that are difficult to control, including the identification of potential acquisition candidates, the willingness of the owners to sell on reasonable terms and the satisfactory completion of negotiations. As of the date of this report the Company has acquired the assets of a dental practice located in Lighthouse Point, Florida and has signed a contract to acquire the assets of eight dental practices throughout Miami Dade County in Florida. The projected revenues for these practices is expected to increase DSA's gross revenues by an additional $4.6 Million Dollars for the next fiscal year.

There can be no assurance that the Company will be able to identify and acquire acceptable acquisition candidates on terms favorable to the Company in a timely manner in the future. Assuming the availability of capital, the Company's plan includes an aggressive acquisition program involving the acquisition of the assets at least 22 practices for fiscal year 1998. The Company continues to evaluate acquisitions and negotiate with several potential acquisitions. The failure to complete acquisitions and continue expansion could have material adverse effect on the Company's financial performance. As the combined business proceeds with its acquisition strategy, it will continue to encounter the risks associated with the integration of acquisitions described above.

Information System

The current and expected growth by the Company, and specifically the planning of continuing acquisitions of the assets of existing dental practices and the corresponding increased need for timely information, have placed significant demand on the Company's existing information system. The Company is in the process of implementing new information system to collect and organize data from all of its operations. Once integrated, the Company anticipates that the new system will result in the automation of patients information, timely electronic billing and daily access, if desired, to information relating to revenues, and other financial and operational data. While the Company has begun the process of implementing the new system, the continued installation and implementation of the system involves the risk of unanticipated delay and expenses. There can be no assurance that it will effectively serve the Company's future information requirements.

Financial Condition, Liquidity and Capital Resources

The Company's cash on hand was $192,582 and $353,150 at March 31, 1998, and September 30, 1997, respectively. Working capital, including cash on hand was $(779,865) at March 31, 1998 and $(441,319) at September 30, 1997. The Company's
recent corporate restructuring and recent acquisitions of dental practices has placed extraordinary demands on the Company's working capital.

The Company has issued a private offering memorandum effective March 30, 1998 which could raise a maximum of $6 Million in working capital which will enable it to continue with its acquisition and business development plan. As of the date of the signing of this report, the Company has received over one-third of the maximum capital authorized by the private offering memorandum. There can be no assurance as to the aggregate amount of proceeds, if any, which the Company will receive from this private offering. Additional financing may be obtained through loans, issuance of additional securities, or through other private or public financing arrangements. There can be no assurance that any such financing will be available when it is required or, even if it is available, that it will be available on terms acceptable to the Company.

Item 6.  Exhibits and Reports on Form 8-K


Financial Statements

         The following financial statements of the Company are included in this report:

               1.   Balance Sheet as of March 31, 1998 and September 30, 1997;
               2. Statement of Operations for the three and six months ended March 31, 1998 and 1997;
               3. Statement of Stockholders Equity for March 31, 1998 and September 30, 1997;
               4. Statement of Cash Flows for the six months ended March 31, 1998 and the year ended September 30, 1997; and
               5.   Notes to Financial Statements.

Form 8-K

The Company filed a form 8-K during on December 24, 1997 to disclose a one-for-five reverse split of its common stock effective January 1, 1998. The reverse split was approved by the Company's Board of Directors and by a majority of stockholders by written consent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Quarterly Report on form 10-QSB to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Miami, State of Florida, on the 13th day of May, 1998.



                                         DENTAL SERVICES OF AMERICA, INC.




                                         By:
                                            -----------------------------------
                                                  Luis Cruz, M.D.
                                                  Chief Executive Officer

                                         By:
                                            -----------------------------------
                                                  Ronaldo Figueroa, CPA
                                                  Chief Financial Officer

                                         By:
                                            -----------------------------------
                                                  Maria C. Suarez. JD
                                                  Vice-President, Director