Form 10QSB
period 1998-06-30
DENTAL SERVICES OF AMERICA INC
filed 1998-08-17
CIK 811035

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ______________________


                                  FORM 10-QSB

(Mark one)

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)



               For the quarterly period ended JUNE 30, 1998
                                              -------------

                                OR

     (   )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


               For the transition period from ______________ to _______________

                         Commission File No. 33-11935
                                             --------

                       DENTAL SERVICES OF AMERICA, INC.
                (Name of small business issuer in its charter)



     DELAWARE                            8021                    59-2754843
----------------------------     -----------------------     ------------------
(State or jurisdiction of     (Primary Standard Industrial   (I.R.S. Employer
     incorporation            Classification Code Number)    Identification No.)
     or organization)

          2260 SW 8TH STREET
          Miami, Florida                                           33135
-----------------------------------------                       -----------
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

                              YES   X     NO
                                   ----      ----

The number of shares outstanding of the issuer's common stock, $.005 par value per share as of June 30, 1998 is 4,975,811

The number of shares outstanding of the issuer's preferred stock Class A, $.01 par value per share as of June 30, 1998 is 100,000

The number of shares outstanding of the issuer's preferred stock Class C, $.01 par value per share as of June 30, 1998 is 250,000

                                 DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                        JUNE 30, 1998 AND SEPTEMBER 30,1997

                               June 30, 1998                                  September 30,
                                (Unaudited)                                        1997
                                   ASSETS
Current Assets:
  Cash and cash equivalents                                                      $    129,252       $      353,150
  Accounts receivable, net                                                            477,951               55,207
  Other Receivables                                                                   334,562                    -
  Prepaid expenses                                                                     96,054               36,347
                                                                              -------  ------  -------      ------
     Total Current Assets                                                           1,037,819              444,704

Property and Equipment, net                                                         3,497,413            1,546,541
Intangible Assets, net                                                              2,879,397              574,400
Other Assets                                                                          65,672                94,299
                                                                              ------  -------  -------      ------

       Total Assets                                                              $  7,480,301        $   2,659,944
                                                                                   ==========          ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                            $       441,229      $       148,249
  Accrued expenses                                                                    163,117              100,274
  Deposits on series 10, preferred stock                                              337,500              637,500
                                                                              ----    -------  ----        -------
     Total Current Liabilities                                                        941,846              886,023

Notes Payable                                                                       1,278,465                    -
                                                                              --    ---------  ----------------- -

             Total Liabilities                                                      2,220,311              886,023
                                                                              --    ---------  -----       -------

Redeemable Common Stock, $.005 par value; 5,000 issued and outstanding                 50,000               50,000
                                                                              -------  ------  -------      ------

Stockholders'  Equity:
  Series A, convertible preferred stock, $0.01 par value, 100,000
     authorized, issued and outstanding                                                 1,000                1,000
  Series C, convertible preferred stock , $0.01 par value, 250,000
     authorized, issued and outstanding                                                 2,500                2,500
  Common stock, $0.005 par value; 25,000,000 shares authorized, 4,975,811
     issued and outstanding                                                            24,879                9,204
  Additional paid-in capital                                                        9,462,424            4,775,497
  Accumulated deficit                                                             (4,280,813)          (3,064,280)
                                                                              -   -----------  -       ----------
     Total Stockholders' Equity                                                    5,209,990             1,723,921
                                                                              ---- ----------  ----      ---------

       Total Liabilities and Stockholders' Equity                             $     7,480,301     $      2,659,944
                                                                                 ============        =============


              The accompanying notes to financial statements are an integral part of this statements.












                                 DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE THREE AND NINE MONTHS ENDED
                                              JUNE 30, 1998 AND 1997
                                                    (Unaudited)





            Three Months Ended                          Nine Months Ended
                  June 30,                                  June 30,
                                                     1998               1997              1998             1997
                                                     ----               ----              ----             ----

Revenues                                          $      573,371    $       210,029  $     1,065,845  $       608,153

Operating Expenses                                     1,084,179            588,728        2,276,747        1,319,399
                                              ---      ---------  ---       -------  ---   ---------   --   ---------

       Operating loss                                  (510,808)          (378,699)      (1,210,902)        (711,246)

Other Income (Expenses)                                  (9,821)            (2,500)                           (2,308)
                                              -------    -------  ------    -------     ------        -----   -------
                                                                                             (5,631)

       Net loss                                   $    (520,629)     $    (381,199)   $  (1,216,533)   $    (713,554)
                                                    ============        ==========      ===========      ===========

       Net Loss Per Common Share                     $    (0.10)        $    (0.05)    $      (0.24)    $      (0.39)
                                                     ==========         ==========     ============     ============


             The accompanying notes to financial statements are an integral part of these statements.




                                 DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       JUNE 30, 1998 AND SEPTEMBER 30, 1997
                                                    (Unaudited)


                                        Series A/                               Additional
                                        Series C           Common Stock           Paid-In      Accumulated
                                       Preferred        Shares       Amount       Capital        Deficit          Total
                                          Stock

Balance at October 1, 1995             $          -     1,100,000   $   5,500    $   223,527   $   (237,000)  $     (7,973)

Restatement of acquisition of DPA
  under purchase method of                        -             -           -        692,000              --        692,000
  accounting
Issuance of common stock for
  consulting services                             -        10,000          50         24,950               -         25,000
Accretion on Redeemable common stock              -             -           -       (37,500)               -       (37,500)
Exercise of Non-Public warrants at
  $2.50 per share                                 -       353,000       1,765        880,735               -        882,500
Issuance of common stock at $2.50                 -         6,000          30         14,970               -         15,000
  per share
Issuance of 200,000 Private                       -             -           -         20,000               -         20,000
  Warrants at $0.10
Net loss                                          -                         -                      (371,334)      (371,334)
                                      --------    -  ------------------------  -----------------   --------   --  --------
                                                                -                          -

Balance at September 30, 1996, as                 -     1,469,000       7,345      1,818,682       (608,334)      1,217,693
  restated

Exercise of Non-Public warrants at
  $2.50 per share                                 -        98,950         495        246,880               -        247,375
Exercise of Class A warrants at
  $2.50 per                                       -        59,460         297        148,353               -        148,650
   Share
Redemption of Class A warrants at
  $0.05 per share                                 -             -           -          (512)               -          (512)
Issuance of 100,000 shares of
  Series A preferred stock and
  250,000 shares of Series C                  3,500             -           -      1,741,500               -      1,745,000
  preferred stock
Exercise of stock options                         -        53,333         267        528,894               -        529,161
Issuance of common stock for
  consulting services                             -       120,000         600        186,900               -        187,500
Issuance of stock for acquisition
  of dental practice assets                       -        40,000         200        104,800               -        105,000
Net loss                                          -                                              (2,455,946)    (2,455,946)
                                      ---------   -  ------------------------  ----------------  -----------    -----------
                                                                -           -              -

Balance at September 30, 1997                 3,500     1,840,743       9,204      4,775,497     (3,064,280)      1,723,921


Issuance of Non-Public common stock               -     3,135,068      15,675      4,686,927               -      4,702,602
Net loss                                     _____-    __ _ ____-     __ ___-      ________-     (1,216,533)    (1,216,533)
                                                       ----------                                -----------    -----------

Balance at  June 30, 1998                $    3,500     4,975,811   $  24,879    $ 9,462,424   $ (4,280,813)   $  5,209,990
                                          =========  =  =========     =======     ==========    ============    ===========



             The accompanying notes to financial statements are an integral part of these statements.







                                 DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                                    (UNAUDITED)



                                                                                 1998           1997
                                                                                 ----           ----


Cash Flows From Operating Activities:
  Net loss                                                                   $ (1,216,533)     $ (713,554)
  Adjustments to reconcile net loss to net cash provided by operating                                    ,
     activities:
       Depreciation and amortization                                               118,926          22,729
       Changes in operating assets and liabilities:
         Accounts receivable                                                     (422,744)        (20,278)
         Other Receivables                                                       (334,562)
         Prepaid expenses and other assets                                        (59,707)        (60,998)
         Accounts payable and accrued expenses                                     355,823        (70,131)
                                                                             ----- -------  ----  --------
             Net cash used in operating activities                             (1,558,797)       (661,414)
                                                                               ----------   --   --------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                           (2,048,306)        (40,091)
  Purchase of intangible assets                                                (2,326,489)               -
  Purchase of marketable securities                                                      -         (4,060)
  (Increase) decrease in other assets                                               28,627       (204,530)
  Proceeds from sale of equipment                                                                 17,000
                                                                             -------------------- ------
                                                                                         -
             Net cash used in investing activities                             (4,346,168)       (231,681)
                                                                             - ----------   --   --------

Cash Flows From Financing Activities:
  Proceeds from sale of stock and exercise of warrants and options               4,702,602         885,753
  (Payment of) increase in debt                                                    978,465        150,000
                                                                             -------------  ----  -------
             Net cash provided by financing activities                           5,681,067       1,035,753
                                                                             --- ---------  -    ---------

Increase (Decrease) In Cash and Cash Equivalents                                 (223,898)         142,658

Cash and Cash Equivalents, beginning of period                                     353,150         559,272
                                                                             -------------  ----   -------

Cash and Cash Equivalents, end of period                                           $          $    701,930
                                                                                     =====      ==========
                                                                                   129,252


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

                                                                 Year Ended
                                                             September 30, 1996
                                                             ------------------
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

  Loss Per Share
  --------------

  Loss per common and common equivalent share is computed using the weighted average number of common and dilutive common-equivalent shares outstanding. Dilutive common-equivalent shares consist of the incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Fully diluted earnings per share have not been presented because the effect of common stock equivalents in calculating loss per share would be anti-dilutive.


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



4. PROPERTY AND EQUIPMENT


  Property and equipment, consisted of the following:

                                                      Estimated        June 30,        September 30, 1997
                                                     Useful Life   1998 (unaudited)
       Land                                               -             $    351,000          $     300,000
       Building                                        39 years            1,283,687                950,000
       Dental equipment                              5 - 7 years           1,440,095                169,940
       Furniture, fixtures and office equipment      5 - 7 years             425,183                113,848
       Leasehold improvements                          10 years              122,706                 40,577
            Total cost                                                     3,622,671              1,574,365
       Less accumulated depreciation and                                   (125,258)               (27,824)
        amortization
            Property and equipment, net                                 $  3,497,413           $  1,546,541

  Depreciation and amortization expense was $47,279 and $23,632 for the quarter ended June 30, 1998 and year ended September 30, 1997, respectively.

5.   INTANGIBLE ASSETS

     Intangible assets, consisted of the following:

                                       Amortization       June 30,        September 30, 1997
                                          Period      1998 (unaudited)
       Goodwill                          25 years           $ 2,643,577             $ 317,088
       Management agreement              25 years               275,000               275,000
             Total cost                                        2,918,577               592,088
       Less accumulated amortization                           (39,180)              (17,688)
             Intangible assets, net                          $ 2,879,397             $ 574,400


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

  The outstanding warrants, conversion price and expiration dates at September 30, 1997 are as follows:

                 Warrant Type             Outstanding      Conversion Price               Expiration Date
                 ------------             -----------      ----------------               ---------------
       Non-Public Warrants                      548,050           $2.50        Expired on December 29, 1997
       Class A Warrants                          30,300            2.50        Expired on December 29, 1997
       Class B Warrants                          59,460            5.00        June 29, 1998
       Private Warrants                         200,000           12.50        Called during December 1997 at
                                                                               $0.025 per warrant ($5,000 in the
                                                                               aggregate)
         Total warrants outstanding             837,810

  As of September 30, 1997, the Company had reserved 837,810 shares of common stock for the exercise of these warrants, of which 778,350 were called or subsequently expired.

  Series A and Series C, Convertible, Preferred Stock
  ---------------------------------------------------

  In June 1997, the Company issued 100,000 shares of Series A, Convertible, Preferred Stock for $495,000 to the President of the Company and 250,000 shares of Series C, Convertible, Preferred Stock in exchange for land and a building to be used as the Company's administrative offices and as a dental clinic, valued at $1,250,000 which had also been owned by the President. The Series A and Series C preferred stock is redeemable, in whole or in part, at the option of the Company at a redemption price of $5.00 per share. The shares are not entitled to receive dividends, but are entitled to four votes and one vote, respectively, on all matters to which stockholders of the Company have a right to vote. The shares may be converted at any time at the option of the holder into two shares (subject to upward adjustment upon the Company achieving certain pre-determined earning requirements) and one share, respectively, of the Company common stock unless certain events have occurred, as defined, which terminate the conversion eature.


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

  The following is a summary of stock option activity for the years ended September 30, 1997 and 1996:

                                                 Director    Weighted Average    Employee     Weighted Average
                                                 Option       Exercise Price   Option Shares   Exercise Price
                                                   Shares
       Outstanding at September 30, 1995                  -       $         -              -      $          -

         Granted                                     19,000             2.500         18,000             3.299
         Cancelled or expired                        (2,000)            2.500              -                 -
         Exercised                                                          -              -                 -
       Outstanding at September 30, 1996             17,000             2.500         18,000             3.299

         Granted                                     23,000             7.933        163,093             3.115
         Cancelled or expired                       (10,000)            6.250        (17,960)            3.802
         Exercised                                                                   (53,333)            2.500
        Outstanding at September 30, 1997             30,000           $ 5.415        109,800           $ 3.331

       Exercisable at September 30,1997              14,333                           39,267

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


                                                                 For the Year Ended         For the Year Ended
                                                                 September 30, 1997         September 30, 1996
       Net loss - as reported                                             $(2,455,946)                   $(371,334)
        Net loss - pro forma                                               $(2,718,125)                   $(406,523)

       Net loss per share - as reported                                        $(1.52)                      $(0.30)
       Net loss per share - pro forma                                          $(1.69)                      $(0.33)


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

  Leases
  ------
  The Company leases facilities under long-term operating leases that expire in 2004. Some of the leases provide for escalating fixed annual rentals. The Company is also required to pay other expenses. Future annual minimum lease payments required under the leases as of September 30, 1997 was as follows:

                                      September 30, 1997
                                  ---------------------------
                                  Year             Amount
                                  1998              $172,035
                                  1999                96,755
                                  2000                67,547
                                  2001                42,300
                                  2002                15,385
                                  Thereafter          20,513
                                       Total        $414,535

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Reference is made to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.


Total revenues, for the nine months ended June 30, 1998 and 1997 was derived from the Management Fee Income of the Company's dental clinics and portable operations. Portions of these revenues are a result of billing the State of Florida Medicaid program for services rendered to their clients on a fee for service basis. Revenues for the third quarter ended June 30,1998 were $639,962 an increase of 304% as compared to the same period last year. For the nine months of fiscal year 1998 revenues total $1,255,555 as compared to $608,153 for 1997, representing an increase of 206%. The expenses for all operations for that period were $2,805,433. This resulted in a loss from operations of $1,549,878 before other income and expenses, from continuing operations.

The Company continues to incur losses from operations. For the quarter ended June 30, 1998, a large portion of the losses is attributed to the purchase of the assets of ten existing dental practices during the month of June. This implied, a substantial increase in the Company's payroll and other operating expenses, while organizing, restructuring, and implementing procedures for the new acquisitions. The Company now manages nineteen dental practices, one portable unit, and two mobile dental units. Some of the practices managed by the Company have not been in operation for longer than 24 months. Many dental practices require a much longer period to achieve a significant client base and reach a breakeven point.

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

DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH

The Company's growth strategy is dependent principally on its ability to acquire the assets of existing dental practices. Successful acquisitions involve a number of factors that are difficult to control, including the identification of potential acquisition candidates, the willingness of the owners to sell on reasonable terms and the satisfactory completion of negotiations. As of the date of this report the Company has acquired the assets of a dental practice located in Plantation, Florida and is currently negotiation to acquire the assets of two dental practices in northern Florida.

There can be no assurance that the Company will be able to identify and acquire acceptable acquisition candidates on terms favorable to the Company in a timely manner in the future. Assuming the availability of capital, the Company's plan includes an aggressive acquisition program involving the acquisition of the assets at least 22 practices for fiscal year 1998, a goal that is fifty percent achieved The Company continues to evaluate and negotiate with several potential acquisitions. The failure to complete acquisitions and continue expansion could have material adverse effect on the Company's financial performance. As the combined business proceeds with its acquisition strategy, it will continue to encounter the risks associated with the integration of acquisitions described above.


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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


The Company's cash on hand was $201,590 and $353,150 at June 30, 1998, and September 30, 1997, respectively. Working capital, including cash on hand was $(243,002) at June 30, 1998 and $(441,319) at September 30, 1997. The Company's
recent corporate restructuring and acquisitions of dental practices have placed extraordinary demands on the Company's working capital.



The Company has issued a private offering memorandum effective March 31, 1998 that could raise a maximum of $6 Million in working capital, which will enable the Company to continue with its acquisition and business development plan. As of June 30, 1998, the Company has received, from the private offering, a total of $4,702,602, including $300,000 from deposits on series 10, preferred stocks. There can be no assurance as to the aggregate amount of proceeds, which the Company will receive from this private offering. Additional financing may be obtained through loans, issuance of additional securities, or through other private or public financing arrangements. There can be no assurance that any such financing will be available when it is required or, even if it is available, that it will be available on terms acceptable to the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS


     The following financial statements of the Company are included in this report:

       1.  Balance Sheet as of June 30, 1998 and September 30, 1997;

       2. Statement of Operations for the three and nine months ended June 30, 1998 and 1997;

       3. Statement of Stockholders Equity for June 30, 1998 and September 30, 1997;

       4. Statement of Cash Flows for the nine months ended June 30, 1998 and the year ended September 30, 1997; and

       5.  Notes to Financial Statements.

FORM 8-K

The Company filed a form 8-K during on December 24, 1997 to disclose a one-for-five reverse split of its common stock effective January 1, 1998. The reverse split was approved by the Company's Board of Directors and by a majority of stockholders by written consent.

                                 SIGNATURES


Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Quarterly Report on form 10-QSB to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Miami, State of Florida, on the 13th day of August, 1998.



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