Form 10KSB
period 1998-09-30
DENTAL SERVICES OF AMERICA INC
filed 1999-01-19
CIK 811035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                  FORM 10-KSB


(Mark one)
   (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 1998
                                         ------------------
                                       OR

  (  )         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the transition period from                 to
                                               --------------    --------------
               Commission File No. 33-11935
                                              -----------

               DENTAL SERVICES OF AMERICA, INC.
               (Name of small business issuer in its charter)


         DELAWARE                        8021                   59-2754843
--------------------------    ---------------------------   -----------------
 (State or jurisdiction of    (Primary Standard Industrial   (I.R.S. Employer
      incorporation            Classification Code Number)  Identification No.)
     or organization)

          2260 S.W. 8th Street, Miami, Florida                    33135
          ------------------------------------              ------------------
          (Address of principal executive offices)              (Zip Code)

          Issuer's Telephone Number, Including Area Code: (305) 642-9090
                                                          --------------

                    Securities registered under Section 12(b) of the Act:

                                                          Name of Each Exchange
     Title of Each Class                                   on Which Registered

             None                                                  None
     -----------------------                             ----------------------

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

                YES        X             NO
                          ----         -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[X]

The Issuer's revenues for its most recent fiscal year are $2,275,219.

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of $1.875 per share for the common stock on January 12, 1999, is $8,620,174.

The number of shares outstanding of the issuer's common stock, $.005 par value per share, as of December 31, 1998 is 6,036,893.

                                     PART I
                                     ------

Item 1.  Description of Business

Development of Business
-----------------------

Dental Services of America, Inc. (formerly known as Campbell Capital Corp.; hereinafter referred to as the "Company") was organized under the laws of the State of Delaware on January 6, 1987 by International Asset Management Group, Inc. ("IAMG"), the promoter and parent of the Company, for the purpose of providing a vehicle to raise capital and seek business opportunities. The Company completed an initial public offering of its securities in August 1987, raising net proceeds of approximately $110,000. Subsequent to the public offering, the Company invested most of its capital in Asbestos Management Enterprise, Inc., which investment was subsequently lost when Asbestos Management Enterprise, Inc. ran out of capital and was forced to discontinue operations. During 1993, the Company's then current board of directors determined to seek a business acquisition and to bring the Company into compliance with its reporting obligations under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Effective as of July, 1996, the Company acquired 100% of the issued and outstanding capital stock of Dental Practice Administrators, Inc. ("DPA"), a Florida corporation which was formed in 1995 to engage in the business of operating dental centers. In conjunction with the acquisition of DPA, the Company changed its corporate name to Dental Services of America, Inc. References herein to the "Company" may be deemed to refer to Dental Services of America, Inc. and/or to its wholly owned subsidiaries and the affiliated dental centers and dental practices managed by the Company.

During the fiscal year ended September 30, 1998, the Company significantly expanded the scope and the nature of its operations. Prior to the fiscal year ended September 30, 1998, the Company developed and operated a limited number of dental centers, all of which were located in or in close proximity to high volume medical clinics serving primarily Medicaid patients. The Company's dental centers also served primarily Medicaid patients.

During fiscal 1998, the Company began to implement its strategy of acquiring existing dental centers and dental practices which serve primarily non-Medicaid patients. During fiscal 1998, the Company developed and opened three new dental centers and acquired thirteen existing dental centers or practices, and substantially increased the percentage of revenue generated from non-Medicaid patients. The recent acquisitions have been focused on established dental practices with a high volume of private pay and/or managed care patients. Most of these acquisitions occurred during the third and fourth quarters of fiscal 1998, so the Company's financial results for the full fiscal year do not reflect a full year of operations for these recently acquired dental centers and practices. At the end of fiscal 1998, the Company was deriving approximately 67% of its total revenues from non-

Medicaid patients, compared to approximately 5% of total revenue derived from non-Medicaid patients at the end of fiscal 1997.

Seven of the dental centers acquired by the Company in 1998 were acquired in a single transaction. Effective as of June 1, 1998, the Company acquired the equipment, fixtures, leasehold, improvements and inventory of seven dental centers located in Miami-Dade County, Florida. Two of the seven dental centers service primarily Medicaid patients. The other five dental centers service primarily managed care patients. The seven dental centers acquired in this transaction are strategically well-located so as to provide, when combined with the Company's other dental centers, comprehensive coverage for virtually all of Miami-Dade County. Such comprehensive coverage enhances the value of and benefits produced by the Company's local marketing program. In the same transaction, the Company acquired 100% of the stock of Dental Management Consultants, Inc., a Florida corporation which was managing the seven dental centers acquired by the Company.

The stock of Dental Management Consultants, Inc. and the dental practice assets were acquired from Maurice H. Nahmad, D.D.S. and from various professional corporations owned by Dr. Nahmad. The total purchase price paid by the Company was $2,675,000, payable in the form of $1,675,000 cash at closing and a five year promissory note for $1,000,000, with interest at 9%. The promissory note is secured by a mortgage on the building owned by the Company located at 2260 S.W. 8th Street, Miami, Florida, in which the Company's principal executive offices and a dental center are located. The Company also entered into a three year employment agreement with Dr. Nahmad, for Dr. Nahmad to serve, at an initial salary of $150,000 per year (subject to 20% annual increases), as Chief Operating Officer of Dental Practice Administrators, Inc, the Company's wholly-owned subsidiary, which is party, on behalf of the Company, to the dental management services agreements with dentist-owned corporations which control the dental practices managed by the Company.

In September, 1998, the Company suspended Dr. Nahmad, with pay, from his position as Chief Operating Officer of Dental Practice Administrators, Inc. The Company contends that Dr. Nahmad violated the terms of his employment agreement, and the Company and Dr. Nahmad are currently engaged in a dispute concerning the parties' respective rights and responsibilities under such employment agreement.

The Company believes that the acquisition of eight dental centers in a single transaction provided an excellent opportunity for the Company to quickly expand its revenue base and to establish a foundation for further expansion.

During fiscal 1998, the Company completed a private offering of its common stock and common stock purchase warrants, generating gross proceeds of $6,000,000, which was used for the acquisition and development of dental practices, for repayment of indebtedness, and for working capital. See Item 5. Market for Common Equity of Related Stockholder Matters - Recent Sales of Unregistered Securities.

Business Operations
-------------------

Operating Strategy.  The Company's strategic objective is to develop or acquire
------------------
and operate a network of affiliated dental centers and dental practices which provide convenient, comprehensive dental care to a broad range of patients in a cost-efficient manner. The Company strives to achieve operating efficiencies and to enhance revenues at its affiliated dental centers and dental practices.

The Company is seeking to achieve operating efficiencies through i) centralizing management and administrative functions, including marketing, payroll, accounting and management information systems, ii) utilizing innovative dental center design and layout to promote increased productivity, iii) utilizing dental assistants and other dental center personnel more efficiently;
iv) utilizing centralized purchasing and distribution of equipment and supplies, and v) developing efficient return and recall procedures.

The Company believes it can enhance patient volume and practice revenue through a centralized marketing program. The Company markets the services provided at its dental centers by use of direct mail, through community, civic and religious organizations, and through direct patient contact with written materials provided at medical clinics located near the Company's dental centers. The Company recruits additional business through health fairs, public and private schools and other community and civic events.

Dental centers and dental practices generally derive revenues from three distinct payment sources: Medicaid, private-pay patients, and managed care insurance payments. The Company's management believes that, in order to maintain stability and produce reliable revenue growth, a dental practice management company must derive revenue from all three of these payment sources. A company which is overly dependent upon Medicaid patients may be severely adversely affected by changes in Medicaid law. A company which is overly dependent upon private-pay patients will be adversely affected as more persons who currently pay for their own dental services become members of managed care dental plans. Excessive reliance on managed care revenue could result in a company becoming overly dependent upon a small number of large payers which could adversely affect a provider by lowering payment rates.

The Company's operating and growth strategy contemplates participating actively in all three revenue sources. The Company's initial efforts were directed toward the establishment of dental centers to service primarily Medicaid patients. During the past year, the Company has continued to develop centers servicing Medicaid patients, but has also been aggressively acquiring dental practices which service primarily private-pay and managed care patients. In addition, the Company is increasing its revenue base by adding several dental specialties in its existing dental centers.

Dental offices servicing the different patient bases are generally located in different demographic areas (Medicaid centers are generally located in economically disadvantaged areas, while private pay and managed care offices are located in more affluent areas), are generally staffed differently (because of higher patient volumes in Medicaid and managed care offices, there is generally a higher ratio of staff persons for each dentist to provide services to patients), and marketing for the various types of dental centers and practices is usually targeted toward a particular patient base. Notwithstanding these differences, the Company's objective is to provide the same high quality dental service at all of its dental centers and dental practices.

Dental Centers and Dental Practices.  The Company currently operates a total of
-----------------------------------
23 dental centers and dental practices, including two mobile dental centers and one portable dental unit. Material information regarding the Company's dental centers and dental practices is set forth below:

The Company currently operates 12 fixed site dental centers in Miami-Dade County, Florida, and one dental center in each of the following Florida cities:
Lighthouse Point, Flagler Beach, Plantation, Winter Park, Brandon and Edgewater. The dental practices located in Lighthouse Point, Flagler Beach, Edgewater and Winter Park are located in relatively high income areas and serve primarily private-pay patients. The Company acquired these practices in order to determine whether the Company's program of centralized management, marketing and trademarking, purchasing and distribution of supplies, and the provision of high quality dental services, could be successfully transplanted to private-pay dental practices located outside Miami-Dade County. Based on initial operating results being achieved by these practices, the Company believes that such practices will operate successfully. The Company is currently in the process of developing a dental center in Jacksonville. When completed, the Jacksonville dental center will have 11 dental chairs and will be oriented primarily toward servicing pediatric and Medicaid patients.

The Company operates two mobile dental centers servicing the Hillsborough County Health Plan. One of these mobile practices operates in a 40 foot bus and the other in a recreational vehicle. Each of these vehicles has been outfitted as a full service dental facility with several dental chairs and related dental equipment. Operation of mobile dental centers enables the Company to make dental services available to indigent persons in inner city locations, who might be unable to travel to fixed-site dental centers located in outlying areas. The Company's dental center in Brandon also services the Hillsborough County Health Plan, as well as servicing the Head Start Program in Hillsborough County. The Company operates a portable unit in Miami - Dade County which services a number of schools pursuant to a contract with the Miami-Dade County School Board.

Many of the dental centers established by the Company are situated within or in close proximity to high volume medical centers servicing primarily Medicaid patients. In its program of acquiring existing dental centers or dental practices, the Company seeks to acquire established dental practices, in favorable locations, with a high volume of private pay and/or managed care patients.

The Company's dental centers normally operate six days per week. To accommodate persons unable to schedule appointments during normal working hours, most centers are open until 8:00 p.m. at least one or two evenings per week. In addition, the Company's mobile dental centers allow the Company to make dental services available to persons unable to travel to fixed-site dental centers.
The Company also provides transportation, using Company-owned vans, for patients of certain medical centers which service primarily Medicaid patients. At all times during normal business hours, all centers have dentists, receptionists or staff to assist with appointments and emergency situations. During off hours, appointments are scheduled through other open dental centers which receive the telephone calls through forwarding, and an integrated appointment scheduling system.

Three of the dental centers operated by the Company are located in premises which are owned by the Company, including one dental center in the building in which the Company's executive offices are located. The remaining dental centers are located in leased premises. See Item 2. Description of Property.

In most states, including Florida, where all of the Company's dental centers and dental practices are located, dental practices must be owned by a licensed dentist. In keeping with these legal requirements, the Company operates its dental centers and dental practices and derives revenues from the operations thereof through comprehensive long-term management agreements with corporations owned by licensed dentists. The Company generally owns the dental equipment utilized by the practice and provides such equipment, capital, staffing, management and marketing services to the practice, allowing the dentists employed by such corporations to focus on delivery of high quality dental care. The licensed dentists receive compensation directly from the dentist-owned corporation. The Company receives the remaining gross revenue from dental services provided at the dental centers and pays all operating and other expenses, including staff salaries and benefits.

Management Agreements.  The Company enters into long-term management agreements
---------------------
with licensed dentists or dentist-owned corporations pursuant to which the Company manages all non-clinical aspect of the dental practices. The management agreements typically run for a term of forty years. Pursuant to such management agreements, the Company provides facilities, dental and office equipment and supplies, non-clinical staffing, management support, marketing and other ancillary services. The Company bills and collects all receivables on behalf of the managed practices.

As compensation for all management services provided by the Company, the managed practice agrees to pay to the Company, as an administrative management fee, all of the practice revenues in excess of the amounts required to pay compensation to the dentist(s) and dental hygienists employed by the practice. The Company is responsible for paying all practice expenses including staff salaries, from and out of the management fee. If revenues are not sufficient to pay clinical salaries, the unpaid portion of the management fee is accrued.

Prepaid Dental Care Plan.  In April, 1997, the Company obtained a license from
------------------------
the Florida Department of Insurance to operate a prepaid dental care plan in Florida. After obtaining the license, the Company focused its attention on the operation and expansion of its dental center operations, and did not devote substantial attention or resources to further development of the prepaid dental plan. The plan currently has approximately 1,100 members. The Company has recently reached an agreement in principle with Oral Health Services, which is licensed to operate a prepaid dental plan, for Oral Health Services to assume responsibility for the Company's plan members. The Company will retain its license to operate a prepaid dental plan, but currently has no plans to develop that business.


Expansion Strategy
------------------

The Company plans to continue to expand its dental center business through acquisition and development of additional dental centers and dental practices, leading to the establishment of networks of dental centers, managed and operated by the Company. The Company plans to continue to increase revenues from Medicaid patients, private-pay patients and managed care patients. The Company will continue to develop centers servicing primarily Medicaid patients and to increase the patient flow to its dental centers by contracting with third-party payers, health insurance companies and managed health care organizations. The Company's dental centers have entered into arrangements with, or have been credentialed to provide services for patients of, approximately 450 insurance plans or other payors.

The Company intends to continue to expand its business operations both through the establishment of new dental centers within or in close proximity to established medical and health care related facilities, and through the acquisition of existing dental practices in favorable locations. The Company will also seek to provide dental care services at certain institutional locations, such as schools and correctional facilities, through portable and mobile dental centers. The Company anticipates offering its own network of dental centers on a fee-for-service and capitated basis to third-party payers, insurance companies and managed care organizations.

The Company is currently focusing on providing general dentistry services to its patients. The Company has expanded its revenue base by adding specialized dental services, which can be provided for the Company's existing patient base. The Company plans to engage dental specialists, on an independent contractor basis, to provide endodontic, periodontic and orthodontic care, dental implants and maxillo-facial surgery for the Company's patient base. The Company believes it will be able to negotiate favorable contracts for the provision of such services because it has a sizable patient population already utilizing the general dentistry services provided at the Company's dental centers.

The Company plans to focus its expansion efforts within the state of Florida. The Company believes that at this stage of its development, it can achieve substantial operating economies by concentrating its operations in a single state.

In order to build a profitable and successful full-service dental services company, the Company will focus on achieving the following objectives:

     1. Establishing a statewide network of high quality dental care centers, managed and operated by the Company.

     2. Contracting the network with third-party payers, insurance companies and managed health care organizations.

     3. Establishing patient loyalty through high quality service, innovative marketing programs, and name recognition.

     4. Providing specialized dental care services to the existing patient base.

Government Regulation
---------------------

The field of dentistry is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future.

Every state imposes licensing and other requirements on individual dentists, dental facilities, dental services and dental managed care plans. In addition, federal and state laws regulate third party payers for dental services. Insurance laws and regulations and prepaid managed dental care plan licensing laws and regulations establish licensing, financial, operational, marketing and other requirements relating to prepaid managed dental care plans. In the future, the Company may become subject to compliance with additional regulations.

The operation and management of the dental centers must meet federal, state and local regulatory standards in the areas of health and safety. Those standards have not had any material affect on the operation of the dental centers or the operations of the Company. Based on management's familiarity and knowledge of the operations of the dental centers and the activities of the affiliated dentists, management believes that the dental centers and the dentists are in compliance in all material respects with all applicable federal, state and local laws and regulations relating to health and safety. The Company meets certain OSHA and other governmental regulation and guidelines in its dental clinics.
The cost of such compliance has not been material.

In most states, including Florida where all of the Company's dental centers are located, dental practices must be owned by a licensed dentist. In keeping with these legal requirements, the Company operates its dental centers and derives revenues from such centers through comprehensive long-term management agreements with one or more corporations, which are owned by licensed dentists.

The laws of many states prohibit dentists from splitting fees with non-dentists and prohibit non-dental entities (such as the Company) from practicing dentistry, and from employing dentists or, in certain circumstances, dental assistants. The laws of some states prohibit advertising dental services under a trade or corporate name and further require that all advertisements of dental services be in the name of the dentist providing the services. A few states also regulate the content of advertisements of dental services and the use of promotional gift items to attract new clients.

Some states limit the ability of a non-licensed dentist or non-dentist to own or control equipment or offices used in a dental practice. Some of the states allow leasing of equipment and office space to a dental practice, under a bonafide lease, if the equipment and office remains in the complete care and custody of the dentist. Management believes, based on its familiarity and knowledge of the operations of the Company and the activities of the affiliated dentists, that the Company's current and planned activities do not violate applicable statutes and regulations. There can be no assurance, however, that future interpretation of such laws, or the enactment of new laws, will not require structural and organizational modifications of the Company's existing contractual relationship with the affiliated dentists or the operation of the dental centers. In addition, statutes in some states could restrict expansion of the Company's operations in those jurisdictions.

The Company regularly monitors changes in laws and regulations relating to the dental industry, dentistry and the business of prepaid managed dental care plans. The Company may be required to modify its agreements, operations and marketing from time to time in response to changes in the business and regulatory environment. The Company plans to structure all of its agreements, operations and marketing in accordance with applicable laws and regulations, although there can be no assurance that its arrangements will not be successfully challenged or that required changes may not have a material adverse effect on operations or profitability. If the Company seeks to expand its prepaid dental plan business, the failure of the Company's prepaid managed dental care plans to maintain regulatory compliance could adversely affect the Company's ability to conduct that portion of its business and may result in (i) revocation of the Company's prepaid managed dental care plan's license, (ii) enrollment limitations, and/or (iii) limits on the Company's ability to receive the proper approval for new products, premium increases or market expansions.

Competition
-----------

The business of providing dental care services through dental centers is very competitive, though highly fragmented. Each dental center will compete with dentists who maintain single offices or operate satellite offices, as well as with dentists who maintain group practices or operate in multiple offices. The dental centers will compete with general and specialist dental practitioners, as well as with other health care related companies and medical care centers which provide dental services. The Company also competes against other dental practice management companies. The Company may compete with such other dental management companies in seeking to acquire additional practices, and in seeking to expand the patient base of affiliated practices managed by the Company. While there can be no assurances, management believes that it will be able to effectively compete in the dental marketplace because of the marketing programs and operational systems that are currently being used and developed by the Company.

Employees
---------

As of the date hereof, the Company has 20 affiliated dental practitioners, and 8 dental hygienists, all of whom are employed by affiliated dental practices. The Company and/or its consolidated subsidiaries employs a total of 76 full-time employees, including 34 dental assistants. None of the Company's employees are members of a labor union, and the relationship between the

Company and its employees is favorable. The Company provides various incentives and benefits to its employees, such as health care insurance and stock option plans.

Research and Development
------------------------

The Company has not been engaged in research and development of products or delivery systems as of September 30, 1998.

Item 2.  Description of Property

The Company's principal executive offices are located at 2260 SW 8th Street Miami, Florida 33135. The Company owns this three-story office building which it acquired in 1997 from its Chairman Luis Cruz (See Item 12 below). The
                                                 ---
building contains approximately 10,000 square feet of office space and is in good condition. The premises contain the Company's principal executive offices and a full service dental center with four dental chairs. The Company believes this building will be sufficient for its needs as both a corporate headquarters and as a site for a dental center for the foreseeable future. This building is subject to a mortgage in favor of Dr. Maurice Nahmad to secure the Company's promissory note to Dr. Nahmad.

The Company owns a one story, free standing building containing approximately 1,400 square feet located at 215 South Third, Flagler Beach, Florida. This building contains a dental practice with four dental chairs acquired by the Company during fiscal 1998. The building was acquired as part of the practice acquisition. The Company allocated $170,000 of the aggregate purchase price to the purchase of the real estate.

The Company owns a 1,200 square foot office condominium located at 8370 West Flagler Street, Miami, Florida, in which a dental center developed by the Company is located. This dental center has four dental chairs.

The Company owns a 2,200 square foot, one-story, free standing building in Jacksonville, Florida, where a dental center is currently being developed. When completed, this dental center will have eleven dental chairs.

The remaining dental centers operated by the Company are in leased premises. The Company's obligations under these lease agreements are, in many cases, subject to the Company continuing to operate a dental center in the specific location. In the event the Company reduces or discontinues use of a particular facility, many of the agreements provide for a termination or reduction of the rental obligation.

The Company believes that the facilities which it owns and which it leases are adequate and suitable for utilization as dental centers.

Item 3.  Legal Proceedings

In December, 1998, two lawsuits were filed against the Company in the U.S. District Court for the Middle District of Florida by two former employees of the Company, alleging sexual harassment, and employment discrimination, and seeking compensatory and punitive damages. The suits are styled Caro vs. Dental
                                                         ----     ------
Practice Administrators, Inc., and Campbell vs. Dental Practice Administrators,
----------------------------       --------     -------------------------------
Inc.  The Company  does not believe there is any merit to the plaintiffs'
---
claims.

The Company is a defendant in a lawsuit by a former director and employee alleging breach of employment contract and breach of a share exchange agreement. Shyam vs. Dental Services of America, Inc. and International Asset Management
-----     --------------------------------     ------------------------------
Group. The Company has settled a portion of the claim by issuing 20,000 shares
-----
of common stock. See Recent Sales of Unregistered Securities. Plaintiff
                 ---
continues to seek damages for unpaid wages and benefits. The Company does not believe there is any merit to plaintiff's remaining claims.

Item 4.  Submission of Matters to a Vote of Security-Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                    PART II
                                   ----------

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Common Equity

The Company's Common Stock is currently trading on the NASDAQ Bulletin Board under the symbol "FLOS." If and when the Company meets applicable listing requirements, the Company will apply to have its securities listed on the NASDAQ SmallCap Market.

In November, 1997, the Company's shareholders approved a one-for-five reverse split of the Company's common stock, effective as of January 1, 1998. All references herein to the number of outstanding shares and/or the market price of the Company's common stock refer to post-split shares.

Set forth below are the high and low bid prices for the Company's common stock for the past two fiscal years on the NASDAQ Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

Security           High     Low
--------           ------  -------
Common Stock
----------------
1997
First Quarter     $11.25  $ 9.375
Second Quarter     10.00     5.00
Third Quarter       7.20     1.48
Fourth Quarter     5.625   2.1875

   Security       High    Low
   --------      ------  ------
1998
First Quarter     $ 5.00  $.9375
Second Quarter      2.36    .875
Third Quarter      5.125    1.25
Fourth Quarter     3.375    1.75

Holders

As of December 31, 1998, the Company had approximately 180 record holders of its Common Stock and believes that there are approximately 600 beneficial holders of its Common Stock.

The transfer agent for the Company's Common Stock is American Stock Transfer and Trust Company, 40 Wall Street, 46th Floor, New York, New York 10005.

Dividends

The Company has never paid dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the growth of its business and does not anticipate that any cash dividends will be paid on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

During fiscal 1998, the Company successfully completed a private placement of 2,000,000 Units of the Company's securities. Each Unit consisted of two shares of the Company's Common Stock and one warrant to purchase a share of common stock at an exercise price of $5.00 per share. The warrants are exercisable until September 30, 1999. Units were sold for a price of $3.00 per Unit. The Company received gross proceeds of $6,000,000 from the private placement. The private placement commenced in April, 1998, and was completed in September, 1998.

The Units were sold only to accredited investors (as that term is defined in Rule 501 under the Securities Act of 1933) pursuant to an exemption from registration for transactions not involving a public offering set forth in
Section 4(2) of the Securities Act of 1933, and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

The Units were offered and sold by certain officers and directors of the Company. No underwriters participated in the offer and sale of the Units, and no sales commissions were paid in connection with the sale of the Units.

In September, 1998, the Company issued 200,000 shares of its common stock to Magnum Opus Capital, Inc. ("Magnum Opus") and 200,000 shares of its common stock to Medconomics, Inc. ("Medconomics") as partial consideration for consulting services provided to the Company by Magnum Opus and Medconomics with respect to the following matters: investor relations, public relations, identifying potential acquisition candidates and negotiating acquisitions, obtaining financing, structuring the terms of the Company's private offering and identifying potential investors. The Company also issued warrants to purchase 900,000 shares of the Company's common stock to Magnum Opus (300,000 of which are exercisable at $1.50 per share and expire September 30, 1999; 300,000 are exercisable at $3.00 per share and expire September 30, 2001; and 300,000 are exercisable at $5.00 per share and expire September 30, 2001), and warrants to purchase 900,000 shares of the Company's common stock to Medconomics (such warrants bearing the same exercise prices and expiration dates as the warrants issued to Magnum Opus). All of such shares and warrants were issued without registration pursuant to the exemption from registration for transactions not involving a public offering set forth in Section 4(2) of the Securities Act of 1933. The Company also paid Magnum Opus $120,000 and Medconomics $80,000 as consideration for services provided.

In December, 1998, the Company issued 20,000 shares of common stock to Sujit Shyam, a former director and employee of the Company, in partial settlement of a lawsuit brought by Mr. Shyam against the Company in which he had alleged breach of employment agreement and breach of a share exchange agreement.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements contained in this Report, other than statements of historical facts, which address activities, events or developments that the Company anticipates will or may occur in the future, including such things as the acquisition or development of additional dental centers or dental practices, future capital expenditures, and other such matters, are forward-looking statements within the meaning of the Act. These forward-looking statements are based largely on the Company's expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of a number of factors, including but not limited to, the Company's early stage of development, the need for additional financing, intense competition, regulatory changes and other unforeseen circumstances. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The Company undertakes no obligation to update or revise any of the forward-looking statements contained herein.

Selected Financial Data

The following table sets forth the selected financial data for the Company for the periods indicated and should be read in conjunction with the financial statements and notes appearing elsewhere in this Annual Report on Form 10-KSB:

                               Years Ended September 30,
--------------------------------------------------------
                                  1998           1997
--------------------------------------------------------
Selected Data from
  Statement of Operations
--------------------------------------------------------
Revenue                        $ 2,275,219   $   673,660
--------------------------------------------------------
Net Loss                        (3,479,888)   (2,455,946)
--------------------------------------------------------
Net Loss per share                   (1.22)        (1.52)
--------------------------------------------------------
Cash Dividends                        none          none
--------------------------------------------------------



                                 As of September 30,
----------------------------------------------------
                                  1998        1997
----------------------------------------------------
Selected Balance Sheet Data
----------------------------------------------------
Total Assets                   7,409,540   2,659,944
----------------------------------------------------
Total Liabilities              2,985,006     886,023
----------------------------------------------------
    Long Term Debt             1,333,725           -
----------------------------------------------------
Working Capital                 (961,352)   (441,319)
----------------------------------------------------
Total Stockholder's Equity     4,374,533   1,723,921
----------------------------------------------------


The following table outlines the payor mix for the Company's revenue for the periods presented:

                     Years Ended September 30,
----------------------------------------------
                        1998           1997
----------------------------------------------
HMOs/Indemnity                30%            -
----------------------------------------------
Private Insurers              37%            5%
----------------------------------------------
Medicaid                      33%           95%
----------------------------------------------
 Total                       100%          100%
----------------------------------------------

Results of Operations

The tables and discussion set forth below generally compares expenses to total revenues of the dental practices managed by the Company. The Company reports net patient revenue and associated clinical salaries and benefits of managed dental practices in accordance with the consolidation requirements established by the Emerging Issues Task Force ("EITF"), an advisory committee of the Financial Accounting Standards Board. The consolidation requirements are set forth in EITF Bulletin 97-2.

The following table sets forth, as a percentage of net revenue, certain items in the Company's statements of operations for the years indicated. The performance of the Company during these years are not indicative of future financial results or conditions.

                                            Years Ended September 30,
---------------------------------------------------------------------
                                               1998           1997
---------------------------------------------------------------------
Net revenue                                 $ 2,275,219   $   673,660
---------------------------------------------------------------------
Dental Center expenses:
---------------------------------------------------------------------
   Clinical  salaries and benefits              913,834       318,030
---------------------------------------------------------------------
   Dental supplies and lab fees                 587,912       114,314
---------------------------------------------------------------------
   Occupancy                                    265,069       190,913
---------------------------------------------------------------------
       Total Dental Center expenses           1,766,815       623,257
---------------------------------------------------------------------

---------------------------------------------------------------------

       Gross Profit                             508,404        50,403
---------------------------------------------------------------------
General and administrative                    1,295,298       949,148
---------------------------------------------------------------------
Other salaries & Benefits                     1,789,552       299,577
---------------------------------------------------------------------
   Advertising                                  255,873       103,173
---------------------------------------------------------------------
   Depreciation and amortization                417,478       200,837
---------------------------------------------------------------------
   Other                                        230,091       953,614
---------------------------------------------------------------------
       Total general and administrative       3,988,292     2,506,349
---------------------------------------------------------------------

---------------------------------------------------------------------

       Net Loss                              (3,479,888)   (2,455,946)
---------------------------------------------------------------------

Net Revenue

Net revenue increased 238% from $ 673,660 for the year ended September 30, 1997 to $2,275,219 for the year ended September 30, 1998. This increase was mainly caused by a 214% increase in net revenue attributable to the 12 dental centers acquired during the year.

Salaries and Benefits

Clinical salaries and benefits increased 187% from $318,030 for the year ended September 30, 1997, to $913,834 million for the year ended September 30, 1998. This increase was attributable primarily to the acquisition of 12 dental centers and development of 3 dental centers during fiscal 1998, and the resulting payment of salaries to the clinical staffs of the new centers. As a percentage of net revenue, clinical salaries decreased from 47% for the year ended September 30, 1997 to 40% for the year ended September 30, 1998. The decrease was caused primarily by the substantial increase in revenues. However, the Company had a significant increase in staffing due to the addition of internally developed and acquired dental centers.

Other (non-clinical) salaries increased 497% from $299,577 for the year ended September 30, 1997, to $1,789,552 for the year ended September 30, 1998. This increase was caused by the acquisition and development of additional dental centers in 1998. A significant portion of this increase ($276,000) was attributable to a compensation expense incurred in connection with the grant of stock options to an individual who sold seven dental practices to the Company and became an employee of the Company. As a percentage of net revenues, other salaries increased from 44% for the year ended September 30, 1997, to 78% for the year ended September 30, 1998. This increase was caused primarily by the increase in staffing due to the addition of internally developed and acquired dental centers.

While an internally developed dental center can operate with a relatively limited dental staff in the early stages of its development, the services of a dentist, dental hygienist, dental assistant and front desk are still necessary. As a result, staff salaries as a percentage of net revenue will typically be higher in the first six months of operation until patient visits are increased. In addition, for acquired dental centers, staff salaries as a percentage of net revenue will typically be higher in the first three to six months following acquisition as the Company implements its method of operation model to increase productivity and efficiency.

Subsequent to September 30, 1998, the Company has reduced its staff and staff salaries at all levels, including affiliated dental practitioners and hygienists, dental assistants and other full-time employees, in an effort to significantly reduce the Company's operating expenses. Management believes that such reductions in staff and staff salaries will result in savings of approximately $130,000 per month. Management believes that the recent reductions in staff will not adversely affect the Company's operations.

Dental Supplies and Lab Fees

Dental supplies and lab fees increased 414% from $114,314 for the year ended September 30, 1997, to $587,912 for the year ended September 30, 1998. This increase was caused by the increase in patient visits and dental services provided at the 20 dental centers and practices, and the two mobile units and one portable unit. As a percentage of net revenue, dental supplies and lab fees increased from 17% for the year ended September 30, 1997, to 26% for the year ended September 30, 1998. This increase was caused primarily by increased per unit costs for supplies, which management believes is attributable to increased consolidation and reduced competition in the dental supply industry.

Occupancy

Occupancy expenses increased 39% from $190,913 for the year ended September 30, 1997, to $265,069 for the year ended September 30, 1998. This increase was caused primarily by the addition of internally developed and acquired dental centers. As a percentage of net revenue, occupancy expenses decreased from 28% for the year ended September 30, 1997 to 11% for the year ended September 30, 1998. This decrease was caused primarily by substantial increase in revenues.

General and Administrative Expenses

General and administrative expenses, increased 36% from $949,148 for the year ended September 30, 1997, to $1,295,298 for the year ended September 30, 1998. This increase was caused primarily by the growth of the Company. As a percentage of net revenue, general and administrative expenses decreased from 141% for the year ended September 30, 1997 to 57% for the year ended September 30, 1998.

Depreciation and Amortization.

Depreciation and amortization expense at the Dental Centers increased 108% from $200,837 for the year ended September 30, 1997, to $417,478 for the year ended September 30, 1998. The increase was primarily associated with the addition of internally developed and acquired dental centers. As a percentage of net revenue, depreciation expense decreased from 30% for the year ended September 30, 1997, to 18% for the year ended September 30, 1998.

Adjustments to Income and Expenses

During the fourth quarter of the year ended September 30, 1998, the Company recorded approximately $1,130,000 of adjustments, which had the effect of increasing the Company's loss from operations. See Footnote 11 in the Notes to
                                               ---
Consolidated Financial Statements. Such adjustments include, among others, a $276,000 increase in compensation expense attributable to the grant of options to an individual who sold seven dental practices to the Company and became an employee of the Company, a $300,000 write off of certain accounts receivable and the addition of $105,000 to reserves for uncollectible accounts receivable, and a $151,000 understatement of accounts payable. Such adjustments are attributable, to a substantial extent, to periods prior to the fourth quarter of the year September 30, 1998, and if timely recognized and recorded, would have increased the Company's loss from operations for such prior periods.

Financial Condition, Liquidity and Capital Resources

The Company's cash and cash equivalents were $189,000, and $353,150 at September 30, 1998 and 1997 respectively.

The Company has financed the acquisition and development of additional dental centers and its working capital requirements with the net proceeds of a $6,000,000 private placement of securities completed in fiscal 1998, and, in the case of certain acquisitions, with financing from the sellers of the acquired dental practices. Subsequent to the completion of the private placement, the Company has relied heavily upon loans from two shareholders/officers/directors
to provide working capital to support the Company's operations.   The Company is
currently considering the sale or refinancing of certain real properties owned by the Company to generate additional cash for working capital and/or expansion.

The Company anticipates that once the operations of newly acquired dental practices and dental centers are normalized, the Company will generate sufficient cash flow on an ongoing basis to sustain the operations of the Company. There can be no assurance, however, as to whether the Company can generate sufficient cash flow from its existing dental centers and dental practices to support its operations. There can be no assurance that the Company's principal shareholders, who have previously loaned funds to the Company, will be willing or able to continue to loan funds, if the Company requires additional funds. The Company is currently investigating other sources of financing, but there can be no assurance that any such financing will be available when it is required or, even if it is available, that it will be available on terms acceptable to the Company.

As a result of the significant expansion of the Company's operations through the acquisition of dental practices during 1998, the Company's expenses increased substantially. Commencing in approximately September, 1998, and continuing on an ongoing basis, the Company's management has been examining all aspects of the Company's operations, with a view toward reducing expenses wherever possible. Substantial progress has been made in the area of reducing personnel expense. The Company's objective is to reduce operating expenses and to generate sufficient cash flow from its existing dental centers to allow the Company to continue as a going concern. If management's projections regarding increased revenues and decreased expenses are accurate, the Company anticipates that it will be operating on a break-even basis by the end of the second quarter or the beginning of the third quarter of fiscal 1999. There can be no assurance that the Company will meet this objective.

Year 2000 Matters

Some computer applications were originally designed to recognize calendar years by their last two digits. As a result, beginning in the year 2000, such applications may be unable to accurately process certain date-based information. The Company could potentially be adversely affected by this problem, to the extent its own computer systems are not year 2000 compliant, or if the computer systems of its principal suppliers are not year 2000 compliant. The consequences of incomplete or untimely resolution of year 2000 problems represent an uncertainty that could adversely affect future financial results.

The Company recognized and began addressing this problem during its fiscal year ended September 30, 1998, The Company has reviewed its computer systems for year 2000 compliance and has implemented measures to ensure that its business operations will not be disrupted. The computer software used by the Company has all been purchased relatively recently, and is year 2000 compliant. The Company has been assured by its principal software vendors that the Company's computer systems are year 2000 compliant. The Company is presently taking steps to insure that other systems which may be affected (e.g., alarm systems) are year
                                                 ---
2000 compliant. The Company does not believe the cost of such actions as may be required will be material.

Item 7.  Financial Statements

See index to Financial Statements in Item 13 which is included in Part III of this report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

In December, 1997, the Company engaged the services of McKean Paul, Chrycy Fletcher & Co. as the Company's accounting firm. The Company dismissed its former accountant, Harvey Judkowitz, C.P.A., at the time it engaged its new accounting firm because the Company wished to have the resources of a larger accounting firm available to it as it expands its business. The change was initiated and approved by the Company's executive officers. There were no disagreements with the Company's former accountant.

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons

The following table set forth certain information concerning the directors and executive officers of the Company as of January 11, 1999.

Name                    Age                    Position
----                    ---                    --------
-------------------------------------------------------------------------
Luis Cruz, M.D.          37  Chairman, President, Chief Executive Officer
-------------------------------------------------------------------------
Ramiro Casanas           44  Chief Financial Officer
-------------------------------------------------------------------------
Jose M. Garcia           49  Senior Vice President, Secretary, Director
-------------------------------------------------------------------------
Robert M. Leopold        72  Director
-------------------------------------------------------------------------
Gerardo Necuze           33  Vice President, Operations
-------------------------------------------------------------------------
Roger Prieto, D.D.S.     34  Director, Chief Dental Director
-------------------------------------------------------------------------
Theodore Swaebe          32  Director
-------------------------------------------------------------------------

Directors of the Company are elected at the annual meeting of stockholders or appointed by the Board of Directors and hold office until the following annual meeting and until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

Set forth below is a brief summary of the background of each director and executive officer.

Luis Cruz, M.D., has served as the Company's Chairman and Chief Executive Officer since June 23, 1997. Dr. Cruz is a licensed physician in the states of Florida and Georgia. He was the founder and Chief Executive Officer of Miami Dade Health Plans, Inc., a Florida licensed HMO, and Miami

Dade Home Health Agency, Inc. from 1989 till 1993, when the business was sold to CAC-Ramsay HMO, Inc. He sits in the Board of Gibraltar Bank and is the sole owner and president of various real estate holding companies including Cruz & Cruz, Inc. and W.L. Dairy Farms, Inc.

Ramiro Casanas became the Company's Chief Financial Officer, effective as of January 8, 1999. He has served as the Company's Controller since July, 1998. Mr. Casanas is a certified public accountant. His experience includes 10 years of international finance with Warner Lambert & Co. Since relocating to Florida, he has also served as CFO for Palm Springs General Hospital, Controller for Tenet Health Systems and Controller for Bascom Palmer Eye Institute.

Jose M. Garcia has served as a Director of the Company since April, 1998 and was appointed Vice President in charge of Acquisitions in June, 1998, when the Company began its aggressive dental practice acquisition plans. Mr. Garcia was appointed as Secretary of the Company in January, 1999. Mr. Garcia founded San Jose Funeral Homes in 1994. The business was sold in 1997 to ECI. At the time of the sale, Mr. Garcia entered into a joint venture with ECI for the establishment of funeral homes in Hispanic markets. Mr. Garcia is also the President of Medex Medical Rehab Centers in Miami-Dade County, Florida.

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

Gerardo Necuze was appointed as Senior Vice President, Operations, in September, 1998. Mr. Necuze's experience includes 12 years of health care administration with Tenet Health Systems. Mr. Necuze has developed and managed independent practice associations, management services organizations, and medical group practices. He has served as Administrator of Larkin Community Hospital as well as Vice-President - Operations of Ornda Health Corp.

Roger Prieto, D.D.S., serves as the Company's Chief Dental Director and Director. He was the Staff Dentist at Morris Heights Health Center in New York from 1995 to 1996, when he joined the Company. He obtained his Doctor in Dentistry from University of Central East Dominican Republic in 1989 and a D.D.S. degree from New York University College of Dentistry in 1994. He has practiced dentistry in the Dominican Republic and since moving to the United States in 1990, practiced as a dental assistant in Miami, Florida and Providence, Rhode Island prior to obtaining his D.D.S. degree. He is licensed to practice dentistry in the states of Florida, New York and Rhode Island.

Theodore Swaebe, J.D., has served as a Director of the Company since April, 1998. Mr. Swaebe received an MBA from the University of Miami in 1992 and a Juris Doctor Degree from the University of Miami School of Law in 1995. Since 1996, Mr. Swaebe has practiced law in Miami-Dade County, Florida specializing in insurance litigation and personal injury.

Maria C. Suarez, who served as a Director of the Company since June, 1997, and as Vice President and Secretary since November, 1997, resigned as a Vice President as of September 30, 1998, and resigned as a Director and Secretary in December, 1998.

Aldo Erazo resigned as President of Dental Practice Administrators, a subsidiary of the Company, and as a Director of the Company in December 1998.

Ronaldo R. Figueroa, who served as the Company's Chief Financial Officer since December, 1997, completed his previously agreed-upon term of employment in such position as of January 8, 1999.

The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee reviews with the Company's independent accountants the scope of their audit and their report thereon. The Compensation Committee reviews and approves the compensation of executive offices and is responsible for administering the Company's stock option plans. Mr. Leopold and Mr. Swaebe serve as members of the Audit Committee. Mr. Swaebe, Mr. Leopold and Dr. Cruz serve as members of the Compensation Committee.

Compliance with Section 16(a) of the Exchange Act: Not Applicable. During fiscal 1998, the Company's securities were not registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 10.  Executive Compensation

Director Compensation

Outside directors receive a directors fee of $500 per meeting for each Board of Directors meeting attended and $100 per meeting for each committee meeting attended.

In addition, all Directors receive stock option grants on an annual basis under the 1996 Director Stock Option Plan. Five-year options to purchase 2,000 shares of the Company's Common Stock are automatically granted to each Director on October 1 of each year, starting October 1, 1996, at an option price equal to the market price of the Common Stock on the date of the grant. Existing Directors have each been granted five-year options to purchase 2,000 shares of Common Stock at an option price equal to the market price as of the date of such grant, and Directors appointed to the Board of Directors in the future will also be granted options to purchase 2,000 shares of common stock when they are appointed to the Board, at an option price equal to the market price of the Common Stock as of the date of their appointment to the Board. In addition, Directors will be granted options to purchase 1,000 shares for each committee of which they are a member and options to purchase 2,000 shares for serving as
chairman of a committee.   Due to significant changes in the composition of the
Board of Directors during fiscal 1998, the Company determined not to grant any options under the Directors Plan during fiscal 1998. As of September 30, 1998, options to purchase 8,000 shares at exercise prices between $2.50 and $5.415 per share were outstanding under the Directors' Stock Option Plan.

Officers Compensation

Luis Cruz, M.D. has been serving since June 23, 1997, as the Company's Chief Executive Officer without compensation.

Set forth below is a summary compensation table showing compensation paid to the Company's current Chief Executive Officer and each executive officer receiving annual compensation in excess of $100,000.

                           Summary Compensation Table

-------------------------------------------------------------------------------------------------------------------
                                 Annual Compensation              Long-Term Compensation
-------------------------------------------------------------------------------------------------------------------
                                                                     Awards              Payouts
-------------------------------------------------------------------------------------------------------------------
                                                  Other                     Securities
  Name                                           Annual      Restricted     Underlying
  and                                            Compen-       Stock         Options/      LTIP      All Other
Principal                       Salary   Bonus   sation       Award(s)         SARs       Payouts   Compensation
Position                Year     ($)      ($)      ($)          ($)            (#)          ($)         ($)
-------------------------------------------------------------------------------------------------------------------

Luis Cruz, M.D.          1998      0       0         0            0             0           0            0
  Chairman, Chief
  Executive Officer      1997      0       0         0            0        20,000           0            0
-------------------------------------------------------------------------------------------------------------------


No executive officer of the Company received annual compensation from the Company in excess of $100,000 during fiscal 1998. Dr. Roger Prieto, who serves as the Company's chief dental director, received compensation in the amount of $115,000 during fiscal 1998, but such compensation was paid by Dental Doctor Services, Inc., a corporation owned by Dr. Prieto which employs dentists and which has entered into a long-term management agreement with the Company.


                           Option Grants for the Year
                            ended September 30, 1998

Set forth below is a table showing option grants to and option exercises by executive officers named in the summary compensation table above.

------------------------------------------------------------------------------------------------
                      No. of Shares      % of Total
                        Underlying     Options Granted    Exercise Price Per    Expiration  Date
Name                 Options Granted    to Employees            Share
------------------------------------------------------------------------------------------------
Luis Cruz, M.D.              0                0%                 N/A                   N/A
------------------------------------------------------------------------------------------------

                          Aggregated Option Exercises
                              and Year End Values

                      Shares                               No. of Shares Underlying      Value of Unexercised in the
                    Acquired on        Value             Unexercised Options at FY End     Money Options at FY End
    Name             Exercise         Realized             Exercisable/Unexercisable      Exercisable/Unexercisable
Luis Cruz, M.D.               0         $0                        20,000/0                        $0/$0

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, each executive officer, and all officers and directors of the Company, as a group, as of January 1, 1999, and their percentage ownership of Common Stock after exercise of all stock options granted to directors and employees of the Company and conversion of Convertible Preferred Stock.

    After Exercise of Options and Conversion of Convertible Preferred Stock
    ----------------------------------------------------------------------------

                                        Shares of Common Stock        Percentage of Common Stock
      Name/1/                             Beneficially Owned              Beneficially Owned

Ramiro Casanas                                          0                           -

Luis Cruz, M.D./2/                              1,000,667                       15.61%

Jose M. Garcia                                    560,000                        8.74%

Robert M. Leopold/3/                              100,800                        1.57%
4 Gilder Street
Larchmont, NY 10504

Gerardo Necuze                                          0                           -

Roger Prieto, D.D.S./4/                           142,000                        2.21%

Theodore Swaebe                                    10,000                         .15%
1215 S.W. 7th Street
Miami, FL 33135

Medconomics, Inc./5/                              378,332                         5.9%
Miami, FL
All officers and directors as a                 1,813,467                       28.29%
 group (7 persons)

/1/ Except as otherwise indicated, the address of all named holders is c/o Dental Services of America, Inc., 2260 SW 8th Street, Miami, Florida 33135.

/2/ Assumes exercise by Dr. Luis Cruz at the lowest convertible number of the Class A and Class C Convertible Preferred Stock held by him. Dr. Luis Cruz owns 100,000 shares of Class A Convertible Preferred Stock and 250,000 shares of Class C Convertible Preferred Stock, which shares represent 100% of each class currently issued and outstanding. Also includes options to purchase 20,000 shares held by Dr. Cruz.

/3/ Includes 96,800 shares owned by International Asset Management Group, Inc. ("IAMG"), a company of which Mr. Leopold is an officer and a director. Mr. Leopold disclaims beneficial ownership of such shares. Also includes options to purchase 4,000 shares held by Mr. Leopold.

/4/  Includes options to purchase 100,000 shares held by Dr. Prieto.

/5/ The majority shareholder and sole director of Medconomics, Inc. is Carlos Garcia. Carlos Garcia is the son of Jose M. Garcia. Mr. Jose M. Garcia disclaims beneficial ownership of shares held by Medconomics, Inc.

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

In June, 1997, Luis Cruz, M.D., currently Chairman and Chief Executive Officer of the Company, entered into a Preferred Stock Purchase Agreement with the Company pursuant to which the Company issued to Dr. Cruz (i) 250,000 shares of its Series C Convertible Preferred Stock, par value $.01 per share, and (ii) 100,000 shares of its Series A Convertible Preferred Stock, par value $.01 per share, in consideration for (a) a three story building of approximately 10,000 square fee, located at 2260 SW 8th Street, Miami, Florida (which building currently serves as the Company's Corporate Headquarters and the location of a dental clinic), and (b) $495,000 in cash. The preferences, rights, powers and privileges of the Series C Convertible Preferred Stock and Series A Convertible Preferred Stock are set forth in Exhibit 4 to this filing.

Effective as of October 23, 1998, Luis Cruz, M.D. loaned the Company $200,175, and Jose M. Garcia loaned the Company $200,000. Each of such loans bears interest at the rate of 10% per annum, is due and payable on October 23, 2000, and is convertible into shares of the Company's common stock at the conversion price of $1.50 per share. If the notes are converted prior to September 30, 1999, the holder will also receive warrants to purchase a share of common stock, at the rate of one warrant for each two shares acquired. The warrants are exercisable at a price of $5.00 per share, and expire on September 30, 1999. Subsequent to the above-described loans, Dr. Cruz loaned the Company an additional $275,000, and Mr. Garcia loaned the Company an additional $30,000. Such loans bear interest at the prime rate of interest plus 1% per annum and are not convertible.

Item 13.  Exhibits, Lists and Reports on Form 8-K

Financial Statements

The following financial statements of the Company are included in this report:

Independent Auditor's Report;
Consolidated Balance Sheet as of September 30, 1998 and 1997;
Consolidated Statement of Operations for the two years ended September 30, 1998; Consolidated Statement of Stockholders' Equity for the two years ended September 30, 1998;
Consolidated Statement of Cash Flows for the two years ended September 30, 1998; and
Notes to Consolidated Financial Statements.

Exhibits

Exhibit No.              Description of Exhibit
-----------              ----------------------

3.1                 Amended and Restated Articles of Incorporation (1)
3.2                 Bylaws (2)
4.1 Instruments defining the rights of holders of Series A Convertible Preferred Stock and Series Convertible
                    Preferred Stock (3)
10.1                1996 Director Stock Option Plan (2)
10.2                1996 Employee Stock Option Plan (2)
10.3                Management Agreement dated July, 1997, between Dental Doctor
                      Services Inc. and Dental Practice Administrators, Inc. (4)
10.4                Preferred Stock Purchase Agreement dated June 22, 1997
                      between the Company and Luis Cruz, M.D. (5)
21.1                Subsidiaries of the Registrant (2)
27.1                Financial Data Schedule (4)

---------------

(1) Incorporated by reference to an exhibit of the same number to Registration Statement on Form SB-2, Registration No. 333-13591, and to the exhibit to Form 8-K filed December 22, 1997.

(2) Incorporated by reference to an exhibit of the same number to Registration Statement on Form SB-2, Registration No. 333-13591.

(3) Incorporated by reference to an exhibit of the same number to Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1997.

(4)  Filed herewith.

(5)  Incorporated by reference to the exhibit to Form 8-K filed June 30, 1987.

Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 1998.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 14th day of January, 1999.


                                    DENTAL SERVICES OF AMERICA, INC.


                                    By:  /s/ Luis Cruz, M.D.
                                        ---------------------------------------
                                        LUIS CRUZ,M.D.


Signature                             Title                      Date

/s/ Luis Cruz, M.D.       Chairman, Chief Executive Officer  January 14, 1999
------------------------
Luis Cruz, M.D.


/s/ Jose M. Garcia        Director, Senior Vice President    January 14, 1999
------------------------
Jose M. Garcia


/s/ Roger Prieto, D.D.S.  Chief Dental Officer, Director     January 14, 1999
------------------------
Roger Prieto, D.D.S.


/s/ Robert M. Leopold     Director                           January 14, 1999
------------------------
Robert M. Leopold


/s/ Theodore Swaebe       Director                           January 14, 1999
------------------------
Theodore Swaebe


/s/ Ramiro Casanas        Chief Financial Officer            January 14, 1999
------------------------
Ramiro Casanas


               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS AS OF
                          SEPTEMBER 30, 1998 AND 1997

                 TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of DENTAL SERVICES OF AMERICA, INC.:

We have audited the accompanying consolidated balance sheets of DENTAL SERVICES OF AMERICA, INC. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DENTAL SERVICES OF AMERICA, INC. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. As shown in the financial statements, the Company has incurred net losses of $3,479,888 and $2,455,946, respectively, for the years ended September 30, 1998 and 1997, the Company's current liabilities exceeded its current assets by $961,352 and $441,319, respectively, as of September 30, 1998 and 1997, and the Company is currently experiencing difficulties in meeting cash flow needs. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                     McKEAN, PAUL, CHRYCY, FLETCHER & CO.

Miami, Florida,
 December 24, 1998

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND 1997

                                                                    September 30,       September 30,
                                                                        1998                1997
                                                                        ----                ----
                              ASSETS
                              ------

Current Assets:
  Cash and cash equivalents                                            $   189,000         $   353,150
  Accounts receivable, net                                                 236,646              55,207
  Other current assets                                                     264,283              36,347
                                                                       -----------         -----------
    Total Current Assets                                                   689,929             444,704
                                                                       -----------         -----------

Property and Equipment, net                                              3,432,409           1,546,541
Intangible Assets, net                                                   3,207,435             574,400
Other Assets                                                                79,766              94,299
                                                                       -----------         -----------

    Total Assets                                                       $ 7,409,539         $ 2,659,944
                                                                       ===========         ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current Liabilities:
  Current portion of long term debt                                    $   294,171         $         -
  Accounts payable                                                         719,725             148,249
  Accrued expenses                                                         349,885             100,274
  Deposits on series 10, preferred stock                                   287,500             637,500
                                                                       -----------         -----------
    Total Current Liabilities                                            1,651,281             886,023
                                                                       -----------         -----------

Long Term Debt                                                           1,333,725                   -
                                                                       -----------         -----------
Commitments and Contingencies                                                    -                   -
                                                                       -----------         -----------
Redeemable Common Stock, $.005 par value; 5,000 shares issued and
  outstanding                                                               50,000              50,000
                                                                       -----------         -----------


Stockholders'  Equity:
  Series A, convertible preferred stock, $0.01 par value, 100,000
    shares authorized, issued and outstanding                                1,000               1,000

  Series C, convertible preferred stock , $0.01 par value, 250,000
    shares authorized, issued and outstanding                                2,500               2,500

  Common stock, $0.005 par value; 25,000,000 shares authorized,
    6,036,893 and 1,840,743 shares issued and outstanding,
    respectively                                                            30,184               9,204


  Additional paid-in capital                                            10,885,017           4,775,497
  Accumulated deficit                                                   (6,544,168)         (3,064,280)
                                                                       -----------         -----------
   Total Stockholders' Equity                                            4,374,533           1,723,921
                                                                       -----------         -----------

    Total Liabilities and Stockholders' Equity                         $ 7,409,539         $ 2,659,944
                                                                       ===========         ===========

  The accompanying notes to financial statements are an integral part of these statements.

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                              For the Year Ended
                                                                      September 30,        September 30,
                                                                           1998                 1997
                                                                           ----                 ----
Dental group practices revenue, net                                      $ 2,275,219         $   673,660
                                                                         -----------         -----------

Operating Expenses:
 Clinical salaries and benefits                                              913,834             318,030
 Other salaries and benefits                                               1,789,552             299,577
 Dental supplies                                                             450,135              97,669
 Laboratory fees                                                             137,777              16,645
 Occupancy                                                                   265,069             190,913
 Advertising                                                                 255,873             103,173
 Depreciation, amortization and impairment loss on
   intangible assets                                                         417,478             200,837

 Consulting services                                                         110,389             860,239
 General and administrative                                                1,295,298             949,148
                                                                         -----------         -----------

  Total operating expenses                                                 5,635,405           3,036,231
                                                                         -----------         -----------

    Operating loss                                                        (3,360,186)         (2,362,571)
                                                                         -----------         -----------

Other Income (Expense):
 Interest expense                                                           (110,466)            (25,635)
 Other, net                                                                   (9,236)            (67,740)
                                                                         -----------         -----------
  Total other income (expense)                                              (119,702)            (93,375)
                                                                         -----------         -----------

    Loss before income taxes                                              (3,479,888)         (2,455,946)

Income Taxes                                                                       -                   -
                                                                         -----------         -----------

    Net loss                                                             $(3,479,888)        $(2,455,946)
                                                                         ===========         ===========

Weighted Average Common Shares Outstanding                                 2,849,182           1,611,160
                                                                         ===========         ===========

    Net Loss Per Common Share                                            $     (1.22)             $(1.52)
                                                                         ===========         ===========

  The accompanying notes to financial statements are an integral part of these statements.

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                     Series A/                                     Additional
                                     Series C              Common Stock              Paid-In        Accumulated
                                  Preferred Stock       Shares        Amount         Capital          Deficit            Total
                                  ---------------       ------        ------         -------          -------            -----
Balance at October 1, 1996               $     -      1,469,000      $ 7,345      $ 1,818,682       $  (608,334)     $ 1,217,693
 Exercise of Non-Public
  warrants at $2.50 per share                  -         98,950          495          246,880                 -          247,375
 Exercise of Class A warrants
  at $2.50 per share                           -         59,460          297          148,353                 -          148,650
 Redemption of Class A
  warrants at $0.05 per warrant                -              -            -             (512)                -             (512)
 Issuance of 100,000 shares of
  Series A preferred stock and
  250,000 shares of Series C
  preferred stock                          3,500              -            -        1,741,500                 -        1,745,000
 Exercise of stock options                     -         53,333          267          528,894                 -          529,161
 Issuance of common stock for
  consulting services                          -        120,000          600          186,900                 -          187,500
 Issuance of stock for
  acquisition of dental practice
  assets                                       -         40,000          200          104,800                 -          105,000
 Net loss                                      -              -            -                -        (2,455,946)      (2,455,946)
                                         -------      ---------      -------      -----------       -----------      -----------
Balance at September 30, 1997              3,500      1,840,743        9,204        4,775,497        (3,064,280)       1,723,921


 Exercise of Non-Public
  warrants at $2.50 per share                  -          2,400           12            5,988                 -            6,000
 Redemption of Private warrants
  at $0.025 per warrant                        -              -            -           (5,000)                -           (5,000)
 Shares returned by DPA
  holders                                      -       (236,500)      (1,183)         (80,317)                -          (81,500)
 Proceeds from sale of
  4,000,000 shares of common
  stock and 2,000,000 warrants,
  net of issuance costs of
  $1,153,500                                   -      4,000,000       20,000        4,826,500                 -        4,846,500
 Issuance of common stock for
  consulting services provided
  in connection with private
  offering                                     -        400,000        2,000        1,001,500                 -        1,003,500
 Issuance of stock for
  acquisition of dental practice
  assets                                       -         30,250          151           84,849                 -           85,000
 Compensation expense on
  200,000 stock options                        -              -            -          276,000                 -          276,000
 Net loss                                      -              -            -                -        (3,479,888)      (3,479,888)
                                         -------      ---------      -------      -----------       -----------      -----------
Balance at September 30,                 $ 3,500      6,036,893      $30,184      $10,885,017       $(6,544,168)     $ 4,374,533
 1998                                    =======      =========      =======      ===========       ===========      ===========

  The accompanying notes to financial statements are an integral part of these statements.

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                              For the Year Ended
                                                                         September 30,   September 30,
                                                                             1998            1996
                                                                             ----            ----
Cash Flows From Operating Activities:
 Net loss                                                                 $(3,479,888)        $(2,455,946)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation, amortization and impairment
    loss on intangible assets                                                 417,479             200,837
   Issuance of stock for consulting services                                        -             583,062
   Provision for doubtful accounts receivable                                 105,000                   -
   Compensation expense on stock options granted                              276,000                   -
   Changes in operating assets and liabilities:
     Accounts receivable                                                     (286,439)             (5,899)
     Current assets and other assets                                         (123,055)             (8,815)
     Accounts payable and accrued expenses                                    730,740             180,833
                                                                          -----------         -----------
       Net cash used in operating activities                               (2,360,163)         (1,505,928)
                                                                          -----------         -----------

Cash Flows From Investing Activities:
 Purchase of property and equipment                                        (1,006,789)           (140,356)
 Acquisition of assets of dental practices                                 (2,634,999)           (200,000)
                                                                          -----------         -----------
       Net cash used in investing activities                               (3,641,788)           (340,356)
                                                                          -----------         -----------

Cash Flows From Financing Activities:
 Proceeds from sale of stock, net of issuance costs and exercise
  of warrants and options                                                   5,506,000           1,024,624

 Deposits on series 10 preferred stock                                              -             637,500
 Redemption of warrants                                                        (5,000)               (512)
 (Payment of) increase in debt                                                336,801             (21,450)
                                                                          -----------         -----------
       Net cash provided by financing activities                            5,837,801           1,640,162
                                                                          -----------         -----------

Decrease In Cash and Cash Equivalents                                        (164,150)           (206,122)

Cash and Cash Equivalents, beginning of period                                353,150             559,272
                                                                          -----------         -----------

Cash and Cash Equivalents, end of period                                  $   189,000         $   353,150
                                                                          ===========         ===========

                                  (CONTINUED)

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                             For the Year Ended
                                                                      September 30,      September 30,
                                                                          1998               1997
                                                                          ----               ----
                                              (CONTINUED)
Noncash Investing and Financing Activities:
 Value of net assets acquired of dental practices -
  Property and equipment                                              $   855,454        $        -
                                                                       ==========         =========
  Management service agreement                                        $   219,546        $        -
                                                                       ==========         =========
  Issuance of notes payable                                           $ 1,075,000        $        -
                                                                       ==========         =========

Series 10 proceeds applied to private offering of common stock        $   350,000        $        -
                                                                       ==========         =========
Write off of intangible assets in connection with returned shares     $    81,500        $        -
                                                                       ==========         =========
Property and equipment acquired through issuance of notes payable     $   216,095        $        -
                                                                       ==========         =========
Stock issued for acquisition of assets of dental practices            $    85,000        $  105,000
                                                                       ==========         =========
Stock issued in exchange for land and building                        $         -        $1,250,000
                                                                       ==========         =========

Supplemental Disclosures:
 Cash paid during the year for interest expense                       $    86,466        $    6,510
                                                                       ==========         =========
 Cash paid during the year for income taxes                           $         -        $        -
                                                                       ==========         =========

  The accompanying notes to financial statements are an integral part of these statements.

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

  The Company was incorporated in 1987 under the name Campbell Capital Corp., and was a 90.91% owned subsidiary of International Asset Management Group, Inc. ("IAMG"). The Company remained relatively inactive until the acquisition of 100% of the common stock of Dental Practice Administrators, Inc. ("DPA") in July 1996. DPA was formed in October 1995 and managed 6 dental practices in Florida when acquired. In connection with the acquisition, the Company name was changed to Dental Services of America, Inc.

  The Company provides management services to dental practices ("DP") under long-term management service agreements ("MSA"). Corporate practices of dentistry laws in Florida (the state in which the Company currently operates) prohibit the Company from owning dental practices. In response to these laws, the Company has executed management service agreements with various dental practices. Under the terms of the MSA, the Company, among other things, bills and collects patient receivables and provides all administrative support to the DP. The DP are owned by corporations whose sole shareholder is a licensed dentist and a member of the Company's Board of Directors. Licensed dentists at each practice supervise the professional dental staff and provide all of the clinical services to the patients. At September 30, 1998 and 1997, the Company managed 21 and 7 DP, respectively, all located in Florida.

  In 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board evaluated certain matters relating to the physician practice management industry (EITF issue number 97-2) and reached a consensus on the accounting for transactions between physician practice management companies ("PPM") and physician practices and the financial reporting of such entities. For financial reporting purposes, EITF 97-2 mandates the consolidation of affiliated physician practices with the PPM when certain conditions have been met, even though the PPM does not have an equity investment in the physician practice. The accompanying financial statements are prepared in conformity with the consensus reached in EITF 97-2. Accordingly, all accounts of the DP are included in the accompanying consolidated financial statements.

  At September 30, 1998 and 1997, and for the years ended September 30, 1998 and 1997, the consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the affiliated DP. DP that were acquired during the year are included in consolidated statement of operations from the respective acquisition date through September 30, 1998. All intercompany accounts and transactions have been eliminated in consolidation.

2.  GOING CONCERN

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred net losses of $3,479,888 and $2,455,946 for the years ended September 30, 1998 and 1997, respectively, and current liabilities exceeded current assets by $961,352 and $441,319 at September 30, 1998 and 1997, respectively, and the Company is experiencing difficulties in meeting cash flow needs.
  These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Management anticipates that the Company will generate sufficient cash flows from its existing and newly acquired DP (see Note 3 for acquisitions) and from efforts to reduce operating expenses. Management has also indicated the Company could obtain funds by re-financing certain of its assets and debt and from additional loans from officers. Management believes these plans will allow it to continue as a going concern and ultimately attain successful operations in the future. The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

3. ACQUISITIONS

  During fiscal 1997, the Company reorganized its DP in an attempt to achieve profitability. After analyzing the utilization patterns of its DP and the income derived from those facilities, management determined it was in the Company's best interest to close 3 practices and sell 1 practice, previously acquired in July 1996. The effect of the closures and sale was an impairment write off of intangible assets of $157,701 net of accumulated amortization of $4,211 ($153,490 net) in 1997. During 1998, the Company closed 2 DP resulting in an impairment write off of intangible assets of $145,735 net of accumulated amortization of $13,542 ($132,193 net).

  In August 1997, the Company acquired the assets of a dental practice for $200,000 and the issuance of 40,000 shares of the Company's restricted stock which were valued at $2.625 per share ($105,000) on the acquisition date ($305,000 in the aggregate). The cost of the acquisition in excess of the fair value of tangible assets acquired ($30,000) has been allocated to a management service agreement, as the Company entered into an agreement to manage the center. The original value assigned to the management service agreement ($275,000) is included in "Intangible Assets" in the accompanying 1997 consolidated balance sheet.

  From April through June 1998, the Company acquired the assets of 12 DP and all of the outstanding capital stock of a management company affiliated with certain acquired DP, for $3,795,000 in the aggregate, consisting of cash payments of $2,635,000, the issuance of notes payable totaling $1,075,000 and the issuance of 30,250 shares of restricted common stock, valued at $2.81, the fair market value of the common stock on the acquisition date ($85,000 in the aggregate). The acquisitions have been accounted for using the purchase method of accounting. The excess of the cost of the acquisitions ($2,939,546) over the fair value of tangible assets acquired ($855,454) has been allocated primarily to MSA as the Company entered into agreements to manage the centers, and are included in "Intangible Assets" in the accompanying consolidated balance sheet. These allocations may be adjusted to the extent that management becomes aware of additional information within one reporting year of the acquisition date which results in a material change in the estimated fair market value of assets acquired.

  The following unaudited pro forma information reflects the effect of the acquisition on the consolidated results of operations of the Company had the acquisitions occurred on October 1, 1997 and 1996, respectively. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred as of that date, nor does it purport to represent future operations of the Company.

                                                      Year Ended         Year Ended
                                                     September 30,      September 30,
                                                         1998               1997
                                                         ----               ----
                                                      (UNAUDITED)        (UNAUDITED)
Revenues, net                                           $ 5,446,571        $ 5,112,890
                                                        ===========        ===========
Net loss                                                $(3,065,230)       $(1,999,112)
                                                        ===========        ===========
Net loss per common share                               $     (1.07)       $     (1.22)
                                                        ===========        ===========
Weighted average shares outstanding                       2,875,785          1,641,410
                                                        ===========        ===========


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

  Revenue Recognition
  -------------------
  Patient revenues from affiliated DP ("Patient Revenue") represent the estimated realizable amount to be received from patients, third-party payors and others for services rendered by affiliated dentists, net of contractual adjustments. Revenue is recognized as services are provided.

  Cash and Cash Equivalents
  -------------------------
  The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. The concentration of credit risk associated with cash and equivalents is considered low due to the credit quality of the issuers of the financial instruments.

  Accounts Receivable
  -------------------
  Accounts receivable consist primarily of receivables from patients, insurers, government programs and contracts between the affiliated DP and third-party payors for dental services provided by dentists, and are net of contractual adjustments and an allowance for doubtful accounts. The allowance for doubtful accounts was $105,000 and $0 at September 30, 1998 and 1997, respectively.

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

  Intangible Assets
  -----------------
  The Company's acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated DP. As part of the purchase allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. The Company believes that the affiliated DP with which it has

     MSA are long-lived entities with an indeterminable life and that the dentists, patient demographics and various contracts will be continuously replaced. Accordingly, the excess of cost over net tangible assets purchased is allocated to intangible assets (MSA) and amortized on a straight-line basis over 15 years, or such shorter period as may be indicated by the facts and circumstances.

     During the year, the Company revised the estimated life for amortizing intangible assets on the straight-line basis from 25 years to 15 years. The change in the estimated useful lives was made to more accurately reflect management's estimates of the life of a DP. The effect of this change increased the loss for 1998 by approximately $12,131.

     Long Lived Assets
     -----------------

     It is the Company's policy to evaluate the recoverability of asset balances, including management service agreements, on a periodic basis. To perform this review, the Company estimates the sum of expected future undiscounted net cash flows from the assets. If the estimated net cash flows are less than the carrying amount of the asset, the Company recognizes an impairment loss in an amount necessary to write-down the asset to a fair value as determined from the expected future cash flows.

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

     Loss Per Share
     --------------

     Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share, which assumes that the convertible preferred stock is converted into common stock and the stock options and warrants to purchase shares of common stock (see Notes 8 and 10) are exercised, is not presented because the effect would be anti-dilutive for both 1998 and 1997. The Company's reported loss per share for 1997 has been revised to comply with the requirements of SFAS No. 128 "Earnings Per Share"; however, there was no change to the amount previously reported.

     Fair Value of Financial Assets, Liabilities, and Redeemable Common Stock
     ------------------------------------------------------------------------

     The Company estimates that the carrying value of all of its monetary assets, liabilities, and redeemable common stock approximates fair value because of the short-term maturities of these instruments as of September 30, 1998 and 1997. The Company estimates the fair value of its long term debt based upon the existing interest rates for instruments with a similar nature and degree of risk.

     Recent Accounting Pronouncements
     --------------------------------

     In June 1997, the Financial Accounting Standards Board ("the FASB") issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in fiscal 1999.

     The FASB has also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. This Statement is effective for financial statements for periods beginning after December 15, 1997 (effective for the Company's fiscal 1999 year) with restatement of earlier periods required in the initial year of application. The Company is currently determining if these disclosure requirements will be applicable and, therefore, required in future periods.


5.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                             Estimated         September 30,      September 30,
                                                            Useful Life            1998               1997
                                                            -----------            ----               ----
      Land                                                            -            $  351,000         $  300,000
      Building                                                 39 years             1,283,559            950,000
      Dental equipment                                      5 - 7 years             1,160,131            151,796
      Vehicles                                                  5 years               187,347             18,144
      Furniture, fixtures and office equipment              5 - 7 years               515,734            113,848
      Leasehold improvements                                   10 years               150,954             40,577
                                                                                   ----------         ----------
       Total cost                                                                   3,648,725          1,574,365
      Less accumulated depreciation and amortization                                 (216,316)           (27,824)
                                                                                   ----------         ----------
       Property and equipment, net                                                 $3,432,409         $1,546,541
                                                                                   ==========         ==========

      Depreciation and amortization expense was $192,469 and $23,632 for the years ended September 30, 1998 and 1997, respectively.


6.    INTANGIBLE ASSETS

      Intangible assets consisted of the following:

                                                          Amortization      September 30,      September 30,
                                                             Period             1998               1997
                                                             ------             ----               ----
      Management service agreements                            15 years        $3,304,398           $592,088
      Less accumulated amortization                                               (96,963)           (17,688)
                                                                               ----------           --------
        Intangible assets, net                                                 $3,207,435           $574,400
                                                                               ==========           ========

     An analysis of intangible assets is as follows:

      Intangible assets at October 1, 1996                                        $  470,250
        Additions                                                                    275,000
        Amortization                                                                 (17,149)
        Impairment loss relating to 3 closed centers and 1 sold center,
         net of accumulated amortization of $ 4,211                                 (153,701)
                                                                                  ----------
      Intangible assets at September 30, 1997                                        574,400
        Additions                                                                  2,939,546
        Amortization                                                                 (92,818)

      Write off relating to return of common stock                              (81,500)
     Impairment loss relating to 2 closed centers, net of accumulated
       amortization of $13,542                                                 (132,193)
                                                                             ----------
   Intangible assets at September 30, 1998                                   $3,207,435
                                                                             ==========

7.    LONG TERM DEBT

     Long term debt consisted of the following:

                                                                               September 30,       September 30,
                                                                                   1998                1997
                                                                                   ----                ----
   Note payable on property acquired; bearing interest at 12% per annum; $1,006 principal and interest due monthly; balance payable
    May 1, 1999, secured by building.                                          $   72,871           $       -
   Note payable on property acquired; bearing interest at 9% per annum; $2,385 principal and interest due monthly through June 1,
    2001, secured by building.                                                     69,491                   -
   Note payable issued in connection with acquisition of DP; bearing interest at 9% per annum; $20,758 principal and interest due monthly through June 1, 2003; secured by first mortgage on
    building.                                                                     959,926                   -
   Note payable to financial institution; bearing simple interest at
    9.5% per annum; $2,367 principal due monthly through January 28,
    2003; secured by mobile unit.                                                 125,433                   -
   Convertible promissory notes with officers; bearing simple interest at 10% per annum; principal and accrued interest payable on October 23, 2000.  Accrued interest may be paid at the
    Company's option in cash or stock.  Principal convertible at holders' option at any time prior to maturity into 133,333 shares of common stock.  If converted prior to September 30, 1999, the holder will also receive warrants to purchase 66,666 shares of
    common stock (exercise price $5.00 per share).                                400,175                   -
                                                                               ----------
                                                                                1,627,896
   Less current portion of long term debt                                        (294,171)                  -
                                                                               ----------           ---------

   Long term portion                                                           $1,333,725           $       -
                                                                               ==========           =========

     The following are the scheduled maturities of long term debt at September 30, 1998:

     1999                         $  294,171
     2000                            239,396
     2001                            652,155
     2002                            250,332
     2003                            191,842
                                  ----------
                                  $1,627,896
                                  ==========

8.   STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     In November 1997, the Company declared a one-for-five reverse common stock split effective January 1, 1998. All references to the number of shares and per share amounts have been restated to reflect the effect of the reverse split.

     In July 1996, the Company issued 5,000 shares of common stock for services rendered with rights to put the shares of common stock back to the Company at $10.00 per share ($50,000 in the aggregate) at any time through December 31, 1998. The put rights expire if the Company's common stock trades at prices in excess of $11.25 per share for at least ten days during the period from August 1, 1998 through December 31, 1998. As of September 30, 1998 and 1997, these shares and the associated put rights have been classified as "Redeemable Common Stock" in the accompanying consolidated balance sheets.

     In June 1997, the Company issued 120,000 shares of common stock to a consultant for services to be rendered, which were valued at the market price of the common stock on the date of issuance ($1.5625 per share or $187,500 in the aggregate). The amount has been expensed as "Consulting services" in the accompanying 1997 consolidated statement of operations, as the consultant no longer provides services to the Company. Also, from November 1996 to February 1997, the Company issued 53,333 stock options to the same consultant, for the purchase of common stock at an exercise price of $2.50 per share when the market price of the Company's stock ranged from $8.125 to $11.250 per share. All options were exercised in February 1997, resulting in proceeds to the Company of $133,332 and a charge to operations for consulting services of $395,829. The consultant received $130,000 in fees simultaneously with the exercise of the options, which has also been included in "Consulting services".

     In May 1997, the Company requested certain stockholders who had received stock from IAMG in connection with the DPA acquisition to return a portion of their stock to the Company. In December 1997, 236,500 shares were returned and accounted for as a $81,500 reduction of "Intangibles Assets" and "Stockholders' Equity".

     During 1998, the Company sold 2,000,000 units through a private offering (consisting of 4,000,000 shares of common stock and 2,000,000 warrants ("the 98 Warrants") to purchase common stock), for $6,000,000. Each warrant is convertible into one share of common stock at an exercise price of $5.00 per share through September 1999. Also, the Company issued 400,000 shares of common stock, 1,800,000 warrants and paid $150,000 to consultants who provided services in connection with the offering, which has been reflected as issuance costs and offset against the proceeds of the offering. The 400,000 shares of common stock were valued at the fair market value on the dates of issuance (ranging from $2.44 to $2.75, or $1,003,500 in the aggregate).

     During 1998 pursuant to an employment agreement, 200,000 options to acquire common stock were issued at an exercise price of $1.50 per share. The market value of the Company's common stock on the date of grant was $2.88. The Company recognized compensation expense of $276,000 representing the difference between the exercise price and the fair value on the date of grant.


     Warrants to Purchase Common Stock
     ---------------------------------

     As of September 30, 1995, the Company had 1,000,000 Non-Public warrants outstanding, which were held by IAMG and convertible into one share of common stock at an exercise price of $2.50. In connection with the acquisition of DPA in July 1996, IAMG transferred 364,000 warrants and also sold 511,000 warrants to outside investors, of which 353,000 warrants were converted into common stock at $2.50 per share resulting in proceeds to the Company of $882,500. During fiscal 1997, 98,950 shares of common stock were issued upon the conversion of Non-Public warrants at $2.50 per share resulting in proceeds to the Company of $247,375. During November 1997, 2,400 shares of common stock were issued upon the conversion of Non-Public warrants at $2.50 per share resulting in proceeds to the Company of $6,000. The remaining 545,650 Non-Public warrants expired in December 1997.

     As of September 30, 1995, the Company had 100,000 Class A Warrants outstanding, which entitled the holder to purchase, at $2.50 per share, one share of common stock and receive one Class B Warrant upon the exercise of Class A Warrants. The Class B Warrants entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. During fiscal 1997, 59,460 shares of common stock and 59,460 Class B Warrants were issued upon the exercise of Class A Warrants resulting in proceeds to the Company of $148,650. The Class A and Class B warrants may be redeemed by the Company, in whole or in part, at any time and from time to time, at the redemption price of $0.05 per warrant upon thirty days written notice. During fiscal 1997, the Company redeemed 10,240 Class A Warrants for $512. The remaining 30,300 Class A warrants expired in December 1997. The remaining 59,460 Class B warrants expired in June 1998.

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

     In connection with the $6,000,000 private offering in 1998, the Company issued 2,000,000 warrants, which entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share until September 30, 1999. The warrants are subject to redemption at $0.01 per warrant on thirty days written notice. Also in connection with the private offering, the Company issued warrants to consultants who provided services as follows:

          Number of        Conversion
          Warrants           Price           Expiration Date
          --------           -----           ---------------
            600,000          $1.50          September 30, 1999
            600,000          $3.00          September 30, 2001
            600,000          $5.00          September 30, 2001
          ---------
          1,800,000
          =========

The outstanding warrants, conversion price and expiration dates at September 30, 1998 and 1997 are as follows:

                                          1998                           1997
                           ---------------------------------------------------------------
     Warrant Type                             Conversion                     Conversion          Expiration Date
     ------------                             ----------                     ----------          ---------------
                              Outstanding        Price       Outstanding        Price
                              -----------        -----       -----------        -----
Non-Public Warrants                     -               -        548,050         $ 2.50      Expired in December 97
Class A Warrants                        -               -         30,300           2.50      Expired in December 97
Class B Warrants                        -               -         59,460           5.00      Expired in June 98
Private Warrants                        -               -        200,000          12.50      Called in December 97
98 Warrants                     2,000,000    $       5.00              -              -      September 99
98 Consultants                  1,800,000    $1.50- $5.00              -              -      September 99 & 01
                                ---------                        -------

 Total warrants
  outstanding                   3,800,000                        837,810
                                =========                        =======
 Weighted average
  conversion price                                  $4.13                        $ 5.06
                                                    =====                        ======

As of September 30, 1998, the Company reserved 3,800,000 shares of common stock for the exercise of these warrants.

Series A and Series C, Convertible, Preferred Stock
---------------------------------------------------

In June 1997, the Company issued 100,000 shares of Series A, Convertible, Preferred Stock for $495,000 to the President of the Company and 250,000 shares of Series C, Convertible, Preferred Stock in exchange for land and a building to be used as the Company's administrative offices and as a dental clinic, valued at $1,250,000 which had also been owned by the President. The Series A and Series C preferred stock is redeemable, in whole or in part, at the option of the Company at a redemption price of $5.00 per share. The shares are not entitled to receive dividends, but are entitled to four votes and one vote, respectively, on all matters to which stockholders of the Company have a right to vote. The shares may be converted at any time at the option of the holder into two shares (subject to upward adjustment upon the Company achieving certain pre-determined earning requirements) and one share, respectively, of the Company common stock unless certain events have occurred, as defined, which terminate the conversion feature. Upon dissolution, liquidation or winding up of the Company, the holders of Series A and Series C convertible, preferred stock are entitled to a liquidation preference payment of $5.00 per share before any distributions to common shareholders.

Deposit on Series 10 Preferred Stock
------------------------------------

In July and August 1997, the Company received $637,500 in connection with an offering of Series 10, 12% convertible preferred stock. The preferred stock was never issued and in November 1997, the Board of Directors rescinded the offering. Accordingly, the Series 10, 12% convertible preferred stock has been reflected as a current liability in the accompanying consolidated balance sheet. During the current year, investors who initially deposited $350,000 in connection with the preferred stock offering applied their funds, plus accrued interest, to the private offering of the Company's common stock. The Company plans on repaying the remaining balance of funds received of $287,500.

     Dental Preferred Stock
     ----------------------

     The Company has designated 5,000,000 shares of preferred stock as Dental Preferred Stock and has authorized the issuance of such stock to licensed dental practitioners and other dental professionals, including licensed dentists, dental office managers, dental assistants and dental hygienists. None have been issued to date.

9.   INCOME TAXES

     The Company's basis of consolidation for federal income tax purposes differs than for financial statements presentation, principally by excluding the DP. The Company has net operating loss carryforwards for federal income tax purposes of approximately $5,560,000 and $2,439,000 at September 30, 1998 and 1997, respectively, which begin to expire in 2011.

     The components of deferred tax assets and liabilities are as follows:

                                               September 30,   September 30,
                                                   1998            1997
     Deferred tax (liabilities) assets:
      Net operating loss carryforwards         $ 2,168,000       $ 829,000
      Less valuation allowance                  (2,168,000)       (829,000)
                                               -----------       ---------
      Net deferred tax (liabilities) assets    $         -       $       -
                                               ===========       =========

     Realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductible temporary differences generating the deferred tax assets. Net deferred tax assets have been fully reserved, as their net realizability is not assured at the current time.


10.  STOCK OPTION PLANS

     The Company has a Director Stock Option Plan which authorizes the granting of options to directors of the Company to acquire a maximum of the greater of 60,000 shares or 5% of the number of shares of common stock outstanding (301,845 and 92,037 at September 30, 1998 and 1997, respectively). Under the plan, 5 year options to purchase 2,000 shares of common stock are granted each year at an option price equal to the market price on the date of grant. In addition, Directors will be granted 1,000 options to purchase shares of common stock for each committee they participate in and 2,000 options to purchase shares of common stock for serving as chairman of a committee. Due to significant changes in the composition of the Board of Directors during 1998, the Company determined not to grant any options to Directors during 1998. During 1998 pursuant to a consultants agreement with one Director, 100,000 options to acquire common stock were issued at an exercise price of $1.50 per share. These options were granted pursuant to the Director Stock Option Plan.

     The Company also has an Employee Stock Option Plan which authorizes the granting of options to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company to acquire a maximum of the greater of 100,000 shares of common stock or 8% of the shares of common stock outstanding (482,951 and 147,259 at September 30, 1998 and 1997, respectively). Subsequent to year end, 50,000 options were forfeited in connection with the termination of an employee.

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

     The following is a summary of stock option activity for the years ended September 30, 1998 and 1997:

                                            Director      Weighted        Employee     Weighted
                                             Option        Average         Option       Average
                                             Shares     Exercise Price     Shares    Exercise Price
                                             ------    ---------------     ------    --------------
     Outstanding at October 1, 1996            17,000           $2.500      18,000           $3.299
      Granted                                  23,000            7.933     163,093            3.115
      Cancelled or expired                    (10,000)           6.250     (17,960)           3.802
      Exercised                                     -                      (53,333)           2.500
                                              -------                      -------
     Outstanding at September 30, 1997         30,000            5.415     109,800            3.331
      Granted                                 100,000            1.500     430,000            1.500
      Cancelled or expired                    (22,000)           5.339     (37,340)           4.216
                                              -------                      -------
     Outstanding at September 30, 1998        108,000           $1.806     502,460           $1.698
                                              =======           ======     =======           ======

     Exercisable at September 30,1998          39,333                      283,307
                                              =======                      =======

     The Company applies the provisions of Statement No. 123, ("SFAS No. 123") "Accounting for Stock-Based Compensation", which requires the Company to either recognize expense for stock based awards based on the fair value on the date of grant or provide footnote disclosure regarding the impact of such charges. The Company continues to account for stock options pursuant to APB No. 25. Accordingly, the Company does not record compensation costs unless the market price exceeds the exercise price on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted, the pro forma net loss and net loss per common share would be as follows:

                                           For the Year Ended     For the Year Ended
                                           September 30, 1998     September 30, 1997
                                           ------------------     ------------------
     Net loss - as reported                       $(3,479,888)           $(2,455,946)
                                                  ===========            ===========
     Net loss - pro forma                         $(3,955,178)           $(2,718,125)
                                                  ===========            ===========

     Net loss per share - as reported             $     (1.22)           $     (1.52)
                                                  ===========            ===========
     Net loss per share - pro forma               $     (1.39)           $     (1.69)
                                                  ===========            ===========

     The value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: expected volatility approximating 250%, risk-free interest rate ranging from 6% to 7%, expected dividends of $0 and expected lives of 10 years.


11.  COMMITMENTS AND CONTINGENCIES

     Leases
     ------
     The Company leases facilities under long-term operating leases that expire through 2004. Some of the leases provide for escalating fixed annual rentals. The Company is also required to pay other expenses. Future annual minimum lease payments required under the leases as of September 30, 1998 are as follows: 1999 - $272,665; 2000 - $244,018; 2001 - $182,206; 2002 -
     $153,961; 2003 - $79,803; Thereafter - $2,934 (Total $938,587).

     Agreements
     ----------
     In connection with the 1998 acquisitions, an employment agreement was entered into with each full time dentist. Although the form of contract varies somewhat among practices and among dentists with different specialties, the typical contract provides for a defined compensation arrangement, including performance-based compensation, liquidated damages and a covenant not to compete. The additional consideration to be paid under these agreements is not presently determinable. However, such additional consideration, if any, is not expected to have a material impact on the financial condition or on the results of operations of the Company.

     The Company entered into employment agreements with various officers and certain key employees of the Company. The agreements generally provide for the employee's annual base salary, annual salary increases and stock options. The agreements also generally provide for non-competition agreements and severance payments of between one and three year's salary in the event the employee is terminated without cause.

     In September 1998, the Company suspended one of its officers with pay contending that the officer violated the terms of a three year employment agreement which requires an initial salary of $150,000 per year (subject to 20% annual increases, $546,000 in the aggregate). The Company and the officer are currently engaged in a dispute concerning the rights and responsibilities under the employment agreement. Total amounts paid through September 30, 1998 pursuant to the agreement were $48,000. In connection with the employment agreement, this officer received 200,000 stock options for which the Company recognized $276,000 in compensation expense during the year ended September 30, 1998. If it is ultimately determined that the options must be surrendered, the Company would recognize a credit to operations for $276,000 at such time.

     Litigation
     ----------
     Subsequent to year end, the Company issued 20,000 shares of common stock to a former director/employee in partial settlement of a lawsuit against the Company for an alleged breach of employment and other agreements. The former director/employee is also seeking damage for unpaid wages and other benefits. The suit is in the preliminary stage and management believes it is without merit.

     The Company is involved from time to time in litigation arising in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.


11.  YEAR END ADJUSTMENTS

     During the fourth quarter for the year ended September 30, 1998, the Company recorded approximately $1,130,000 of adjustments which had the effect of increasing the loss from operations and are considered material to the operating results of the fourth quarter of fiscal 1998.