Form 10QSB
period 1998-12-31
DENTAL SERVICES OF AMERICA INC
filed 1999-02-22
CIK 811035

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         -----------------------------

                                  FORM 10-QSB

  (Mark One)
     (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 1998
                                    ------------------

                                      OR

     (_) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the Transition period from                    to
                                         ___________________    _____________
                         Commission File No. 33-11935
                                             --------

                       DENTAL SERVICES OF AMERICA, INC.
                (Name of small business issuer in its charter)

       DELAWARE                        8021                      59-2754843
-----------------------    -----------------------------    --------------------

(State or jurisdiction     (Primary Standard Industrial       (I.R.S. Employer
          of                Classification Code Number)     Identification No.)
     incorporation
   or organization)

        Issuer's Telephone Number, Including Area Code: (305) 642-9090

                    Securities registered under Section 12
(b) or the Act:

                                                     Name of Each Exchange
          Title of Each Class                         On Which Registered

                 None                                       None

     ----------------------------                -----------------------------

             Securities registered under Section 12(g) of the Act:

                                     None

                    --------------------------------------

                               (Title of Class)

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998. The September 30, 1998 fiscal year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations, which may be achieved in the future.

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

2.   STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     In July 1996, the Company issued 5,000 shares of common stock for services rendered with rights to put the shares of common stock back to the Company at $10.00 per share ($50,000 in the aggregate) at any time through December 31, 1998. The put rights expired on December 31, 1998. As of September 30, 1998 and 1997, these shares and the associated put rights have been classified as "Redeemable Common Stock" in the accompanying consolidated balance sheets.

     In November 1998, the Company issued 20,000 shares of common stock to a former director/employee in partial settlement of a lawsuit against the Company for an alleged breach of employment and other agreements. The former director/employee is also seeking damage for unpaid wages and other benefits. The suit is in the preliminary stage and management believes it is without merit.

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

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,   September 30,
                                                                                     1998           1998
                                                                                     ----           ----
                                                                                  (unaudited)
                                  ASSETS
                                  ------
Current Assets:
  Cash and cash equivalents                                                       $       0        $ 189,000
  Accounts receivable, net                                                          355,325          236,646
  Other current assets                                                              212,526          264,283
                                                                                    -------          -------
     Total Current Assets                                                           567,851          689,929
                                                                                    -------          -------

Property and Equipment, net                                                       3,492,369        3,432,409
Intangible Assets, net                                                            3,174,391        3,207,435
Other Assets                                                                         78,994           79,766
                                                                                     ------           ------

       Total Assets                                                              $7,313,605       $7,409,539
                                                                                 ==========       ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current Liabilities:
  Current portion of long term debt                                                $257,760        $ 294,171
  Accounts payable                                                                1,085,486          719,725
  Accrued expenses                                                                  258,116          349,885
  Deposits on series 10, preferred stock                                            242,500          287,500
                                                                                    -------          -------
     Total Current Liabilities                                                    1,843,862        1,651,281
                                                                                  ---------        ---------

Long Term Debt                                                                    1,365,180        1,333,725
                                                                                  ---------        ---------
Commitments and Contingencies                                                             -                -
                                                                                  ---------        ---------
Redeemable Common Stock, $.005 par value; 5,000 shares issued and
  outstanding                                                                             -           50,000
                                                                                  ---------        ---------

Stockholders' Equity:

  Series A, convertible preferred stock, $0.01 par value, 100,000 shares
     authorized, issued and outstanding                                               1,000            1,000
  Series C, convertible preferred stock, $0.01 par value, 250,000 shares
     authorized, issued and outstanding                                               2,500            2,500
  Common stock, $0.005 par value; 25,000,000 shares authorized, 6,036,893
     and 1,840,743 shares issued and outstanding, respectively                       30,297           30,184
  Additional paid-in capital                                                     10,970,905       10,885,017
  Accumulated deficit                                                            (6,900,139)      (6,544,168)
                                                                                  ---------        ---------
     Total Stockholders' Equity                                                   4,104,563        4,374,533
                                                                                  ---------        ---------

       Total Liabilities and Stockholders' Equity                                $7,313,605       $7,409,539
                                                                                 ==========       ==========

The accompanying notes to financial statements are an integral part of these statements.

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Quarter Ended
                                              December 31,         December 31,
                                                  1998                 1997
                                                  ----                 ----
Dental Revenue                                 $1,529,922          $  347,758
                                               ----------          ----------

Operating Expenses:
  Clinical salaries and benefits                  523,871             139,855
  Other salaries and benefits                     568,985             277,418
  Dental supplies and laboratory fees             105,674              24,643
  Occupancy                                        94,688              33,660
  Advertising                                      47,178              27,921

  Depreciation, amortization and impairment
   loss on intangible assets                            -              17,997
  Consulting services                                   -                   -
  General and administrative                      315,251             149,449
                                               ----------          ----------

     Total operating expenses                   1,793,732             670,944
                                               ----------          ----------

       Operating loss                            (263,810)           (323,186)
                                               ----------          ----------

Other Income (Expense):
  Interest expense                                (58,720)                  -
  Other, net                                      (33,441)             20,232
                                               ----------          ----------
     Total other income (expense)                 (92,161)             20,232
                                               ----------          ----------

       Loss before income taxes                  (355,971)           (343,418)

Income Taxes                                            -                   -
                                               ----------          ----------

       Net loss                                $ (355,971)         $ (343,418)
                                               ==========          ==========

Weighted Average Common Shares Outstanding      6,050,154           1,802,981
                                               ==========          ==========

       Net Loss Per Common Share               $    (0.06)         $    (0.19)
                                               ==========          ==========

The accompanying notes to financial statements are an integral part of these statements.

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Quarter Ended
                                                                             December 31, 1998      December 31, 1997
                                                                             -----------------      -----------------
                                                                                (unaudited)
Cash Flows From Operating Activities:
  Net loss                                                                    $  (355,971)          $   (377,146)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation, amortization and impairment loss on intangible assets         34,580                 18,097
       Issuance of stock for consulting services                                        -                      -
       Changes in operating assets and liabilities:
         Accounts receivable                                                     (118,679)               (52,346)
         Current assets and other assets                                           52,529                 12,938
         Accounts payable and accrued expenses                                    228,992                  1,076
                                                                              -----------           ------------
             Net cash used in operating activities                               (158,549)              (397,351)
                                                                              -----------           ------------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                              (61,496)               (76,711)
                                                                              -----------           ------------
             Net cash used in investing activities                                (61,496)               (76,711)
                                                                              -----------           ------------
Cash Flows From Financing Activities:
  (Payment of) increase in debt                                                    (4,956)               295,000
                                                                              -----------           ------------
             Net cash provided by financing activities                             (4,956)               295,000
                                                                              -----------           ------------

Decrease In Cash and Cash Equivalents                                            (189,000)              (179,29?)

Cash and Cash Equivalents, beginning of period                                    189,000                353,150
                                                                              -----------           ------------
Cash and Cash Equivalents, end of period                                      $         -           $    173,851
                                                                              ===========           ============

 The accompanying notes to financial statements are an integral part of these statements.

                                  (CONTINUED)

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Quarter Ended
                                                                             December 31,    December 31,
                                                                                 1998            1997
                                                                                 ----            ----
                                   (CONTINUED)                               (unaudited)

Supplemental Disclosures:
  Cash paid during the quarter for interest expense                            $     -          $    2,625
                                                                               =======          ==========
  Cash paid during the year for income taxes                                   $     -          $    2,625
                                                                               =======          ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

This discussion should be read in conjunction with the Notes to the Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Result of Operations appearing in the Company's Form-10KSB for the year ended September 30, 1998. Management of the Company believes that quarterly comparisons may not give a true indication of overall trends and changes in the Company's operations.

Except for the historical information contained herein, the matters discussed in this Form-10-QSB are forward looking statements which involve risks and uncertainties including, but not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, and prices and other factors discussed in the Company's other filing with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Reference is made to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

Total revenues, for three months ended December 31, 1998 and 1997 was derived from the Management Fee Income of the Company's dental clinics and portable operations. Portions of these revenues are a result of billing the State of Florida Medicaid program for services rendered to their clients on a fee for service basis. Revenues for the first quarter ended December 31,1998 were $1,529,922, an increase of 340% as compared to the same period last year. The expenses for all operations for that period were $1,793,732. This resulted in a loss from operations of $263,810 before other income and expenses, from continuing operations.

The Company continues to incur losses from operations. For the quarter ended December 31, 1998, a large portion of the Company's losses was attributed to the poor performance historically associated with the seasonal decrease due to hot days. The Company now manages twenty dental practices, one portable unit, and two mobile dental units. Some of the practices managed by the Company have not been in operation for longer than 24 months. Many dental practices require a much longer period to achieve a significant client base and reach a breakeven point.

As the dental practices mature and the Company continues to consolidate and optimize the practice management operations should become profitable. Management intends to identify and acquire existing profitable practices that will allow immediate improvements to the Company's cash flow.

The Company's subsidiary, dental Plans of Florida, Inc. was granted a license by the State of Florida to operate a dental health maintenance organization on April 1, 1997. This subsidiary continues in a development stage. The company will no longer administer benefits under its dental plans to its members effective May 1, 1999. However, the Company will maintain its license under the Florida Department of Insurance.

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

There can be no assurance that the Company will be able to identify and acquire acceptable acquisition candidates on terms favorable to the Company in a timely manner in the future. The Company acquired the assets of 20 practices for fiscal year 1998, the Company continues to evaluate and negotiate with several potential acquisitions. The failure to complete acquisitions and continue expansion could have material adverse effect on the Company's financial performance. As the combined business proceeds with its acquisition strategy, it will continue to encounter the risks associated with the integration of acquisitions described above.


INFORMATION SYSTEM


The current and expected growth by the Company, and specifically the planning of continuing acquisitions of the assets of existing dental practices and the corresponding increased need for timely information, have placed significant demand on the Company's existing information system. The Company has implemented the new information system to eight of its operations to collect and organize data. Once fully integrated, the Company anticipates that the new system will result in the automation of patients information, timely electronic billing and daily access, if desired, information relating to revenues, and other financial and operational data is available. While the Company has begun the process of implementing the new system, the continued installation and implementation of the system involves the risk of unanticipated delay and expenses. There can be no assurance that it will effectively serve the Company's future information requirements.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash on hand was zero and $189,000 at December 31, 1998, and September 30, 1998, respectively. Working capital, including cash on hand was $(1,276,011) at December 31, 1998 and $(961,352) at September 30, 1998. The
Company's recent corporate restructuring and acquisitions of dental practices have placed extraordinary demands on the Company's working capital.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS


The following financial statements of the Company are included in this report:

1. Balance Sheet as of December 31, 1998 and September 30, 1998;


2. Statement of Operations for the three months ended December 31, 1998 and 1997;

3. Statement of Cash Flows for the three months ended December 31, 1998 and the Quarter ended December 31, 1997; and


4. Notes to Financial Statements.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Quarterly Report on form 10-QSB to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Miami, State of Florida, on the 22/nd/ day of February, 1999.


                                             DENTAL SERVICES OF AMERICA, INC.


                                        By: /s/ Luis Cruz
                                           -------------------------------------
                                            Luis Cruz, M.D.
                                            Chief Executive Officer


                                        By: /s/ Ramiro Casanas
                                           -------------------------------------
                                            Ramiro Casanas, CPA
                                            Chief Financial Officer


                                        By: /s/ Pepe Garcia
                                           -------------------------------------
                                            Pepe Garcia
                                            Chief Operating Officer