Form 10QSB
period 1999-03-31
DENTAL SERVICES OF AMERICA INC
filed 1999-05-17
CIK 811035

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          --------------------------

                                  FORM 10-QSB

  (Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

              For the quarterly period ended March 31, 1999
                                       --------------------

                                      OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

(State or jurisdiction of   (Primary Standard Industrial        (IRS Employer
      incorporation         Classification Code Number)      Identification No.)
     or organization)

              2260 SW. 8/th/. Street
                  Miami, Florida                                  33135
----------------------------------------------------       -------------------
       Address of Principal Executive Offices                   (Zip Code)


        Issuer's Telephone Number, Including Area Code: (305) 642-9090
                                                       ----------------

Check whether the issuer (1) has filed all reports required to be filed pursuant to section 13 or 15 (d) of Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X    NO__
     ---

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                        March 31, 1999      September 30,
                                                                          UNAUDITED             1998
                                                                        ---------------------------------
                                ASSETS
                                ------
Current Assets:
 Cash and cash equivalents                                                $         -         $   189,000
 Accounts receivable, net                                                     461,927             236,646
 Other current assets                                                         281,006             264,283
                                                                          -----------         -----------
  Total Current Assets                                                        742,933             689,929
                                                                          -----------         -----------

Property and Equipment, net                                                 3,385,052           3,432,409
Intangible Assets, net                                                      3,141,347           3,207,435
Other Assets                                                                   78,994              79,766
                                                                          -----------         -----------

   Total Assets                                                           $ 7,348,326         $ 7,409,539
                                                                          ===========         ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current Liabilities:
 Current portion of long term debt                                        $   294,170         $   294,171
 Accounts payable                                                           1,044,668             719,725
 Accrued expenses                                                             283,364             349,885
 Deposits on series 10, preferred stock                                       212,500             287,500
                                                                          -----------         -----------
  Total Current Liabilities                                                 1,834,702           1,651,281
                                                                          -----------         -----------

Long Term Debt                                                              1,596,017           1,333,725
                                                                          -----------         -----------
Commitments and Contingencies                                                       -                   -
                                                                          -----------         -----------
Redeemable Common Stock, $.005 par value; zero and 5,000 shares
 issued and outstanding                                                             -              50,000
                                                                          -----------         -----------

Stockholders'  Equity:

 Series A, convertible preferred stock, $0.01 par value, 100,000
  shares authorized, issued and outstanding                                     1,000               1,000
 Series C, convertible preferred stock, $0.01 par value, 250,000
  shares authorized, issued and outstanding                                     2,500               2,500
 Common stock, $0.005 par value; 25,000,000 shares authorized,
  6,061,893 and 6,036,893 shares issued and outstanding,
  respectively                                                                 30,297              30,184
 Additional paid-in capital                                                10,970,905          10,885,017
 Accumulated deficit                                                       (7,087,095)         (6,544,168)
                                                                          -----------         -----------
  Total Stockholders' Equity                                                3,917,607           4,374,533
                                                                          -----------         -----------

   Total Liabilities and Stockholders' Equity                             $ 7,348,326         $ 7,409,539
                                                                          ===========         ===========

  The accompanying notes to financial statements are an integral part of these statements.

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                 For the Three Month Ended         For the Six Months Ended
                                                 March 31,       March 31,         March 31,     March 31,
                                                   1999            1998               1999          1998
Dental Revenue                                   $1,360,894        $  267,835      $2,890,816       $  615,593
                                                 ----------        ----------      ----------       ----------
Operating Expenses:
 Clinical salaries and benefits                     443,940           192,619         967,811          332,474
 Other salaries and benefits                        428,427           260,454         997,412          537,872
 Dental supplies and laboratory fees                120,837             70420         226,511           95,063
 Occupancy                                           95,039            44,112         189,726           77,772
 Advertising                                          3,766            36,695          50,944           64,616

 Depreciation, amortization and impairment          138,146            44,489         276,231           62,487
  loss on intangible assets
 General and administrative                         188,294           202,526         503,545          351,975
                                                 ----------        ----------      ----------       ----------

  Total operating expenses                        1,418,449           851,315       3,212,181        1,522,259
                                                 ----------        ----------      ----------       ----------

   Operating loss                                   (57,555)         (583,480)       (321,365)        (906,666)
                                                 ----------        ----------      ----------       ----------

Other Income (Expense):
 Interest expense                                   (51,174)                -        (109,894)               -
 Other, net                                            1772           (29,200)        (31,669)         (49,433)
                                                 ----------        ----------      ----------       ----------

  Total other income (expense)                      (49,402)          (29,200)       (141,563)         (49,433)
                                                 ----------        ----------      ----------       ----------

   Loss before income taxes                        (106,957)         (612,680)       (462,928)        (956,099)

Income Taxes                                              -                 -               -                -
                                                 ----------        ----------      ----------       ----------

      Net loss                                     (106,957)         (612,680)       (462,928)      $ (956,099)
                                                 ==========        ==========      ==========       ==========

Weighted Average Common Shares Outstanding        6,061,893         1,611,643       6,055,959        1,708,363
                                                 ==========        ==========      ==========       ==========

      Net Loss Per Common Share                      $(0.02)           $(0.38)         $(0.08)          $(0.56)
                                                 ==========        ==========      ==========       ==========

 The accompanying notes to financial statements are an integral part of these statements.

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                           For the Six Months Ended
                                                                         March 31, 1999  March 31, 1998
                                                                        --------------   --------------
Cash Flows From Operating Activities:
 Net loss                                                                    $(462,928)      $  (956,099)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation, amortization and impairment loss on intangible
     assets                                                                    276,231            62,487
     Provision for bad debt                                                     20,000                 -
   Loss on Legal Settlement                                                     36,000                 -

     Changes in operating assets and Liabilities:
     Accounts receivable                                                      (325,281)         (187,162)
     Current assets and other assets                                           (15,951)          (62,338)

     Accounts payable and accrued expenses                                     191,901           132,678
                                                                             ---------       -----------
        Net cash used in operating activities                                 (280,028)       (1,010,434)
                                                                             ---------       -----------

Cash Flows From Investing Activities:
 Purchase of property and equipment                                           (162,786)         (335,532)
        Net cash used in investing activities                                 (162,786)         (335,532)
                                                                             ---------       -----------

Cash Flows From Financing Activities:
 (Payment of) increase in debt                                                 187,292         1,064,267
                                                                             ---------       -----------
       Net cash provided by financing activities                               187,292         1,064,267
                                                                             ---------       -----------

Decrease In Cash and Cash Equivalents                                         (189,000)         (160,568)

Cash and Cash Equivalents, beginning of period                                 189,000           353,150
                                                                             ---------       -----------

Cash and Cash Equivalents, end of period                                     $       -       $   192,582
                                                                             =========       ===========

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998. The September 30, 1998 fiscal year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations, which may be achieved in the future. The results of operations for the six months and the quarter ended March 31, 1998 have been restated to give effect to entries made during the fourth quarter of fiscal year end September 30, 1998.

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

   The Company provides management services to dental practices ("DP") under long-term management service agreements ("MSA"). Corporate practices of dentistry laws in Florida (the state in which the Company currently operates) prohibit the Company from owning dental practices. In response to these laws, the Company has executed management service agreements with various dental practices. Under the terms of the MSA, the Company, among other things, bills and collects patient receivables and provides all administrative support to the DP. The sole shareholder of the corporation which owns DP is a licensed dentist. Licensed dentists at each practice supervise the professional dental staff and provide all of the clinical services to the patients. At March 31, 1999 and 1998, the Company managed 16 clinics all located in Florida.

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

2. STOCKHOLDERS' EQUITY

   Series A and Series C, Convertible, Preferred Stock
   ---------------------------------------------------
   In June 1997, the Company issued 100,000 shares of Series A, Convertible, Preferred Stock for $495,000 to the President of the Company and 250,000 shares of Series C, Convertible, Preferred Stock in exchange for land and a building to be used as the Company's administrative offices and as a dental clinic, valued at $1,250,000 which had also been owned by the President. The Series A and Series C preferred stock is redeemable, in whole or in part, at the option of the Company at redemption price of $5.00 per share. The shares are not entitled to receive dividends, but are entitled to four votes and one vote, respectively, on all matters to which stockholders of the Company have a right to vote. The shares may be converted at any time at the option of the holder into two shares (subject to upward adjustment upon the Company achieving certain pre-determined earning requirements) and one share, respectively, of the Company common stock unless certain events have occurred, as defined, which terminate the conversion feature. Upon dissolution, liquidation or winding up of the Company, the holders of Series A and Series C convertible, preferred stock are entitled to a liquidation preference payment of $5.00 per share before any distributions to common shareholders.

   Deposit on Series 10 Preferred Stock
   ------------------------------------
   In July and August 1997, the Company received $637,500 in connection with an offering of Series 10, 12% convertible preferred stock. The preferred stock was never issued and in November 1997, the Board of Directors rescinded the offering. Accordingly, the Series 10, 12% convertible preferred stock has been reflected as a current liability in the accompanying consolidated balance sheet. During the current year, investors who initially deposited $350,000 in connection with the preferred stock offering applied their funds, plus accrued interest, to the private offering of the Company's common stock. The Company plans on repaying the remaining balance of funds received of $212,500.

   Dental Preferred Stock
   ----------------------
   The Company has designated 5,000,000 shares of preferred stock as Dental Preferred Stock and has authorized the issuance of such stock to license dental practitioners and other dental professionals, including licensed dentists, dental office managers, dental assistants and dental hygienists. None have been issued to date.

"ITEM 2 "- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

Except for the historical information contained herein, the matters discussed in this Form 10-QSB are forward looking statements which involve risks and uncertainties including, but not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, and prices and other factors discussed in the Company's other filing with the Securities and Exchange Commission.

RESULTS OF OPERATIONS


Reference is made to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

Total revenues, for three and six months ended March 31, 1999 and 1998 was derived from the Management Fee Income of the Company's dental clinics and portable operations. Portions of these revenues are a result of billing the State of Florida Medicaid program for services rendered to Medicaid beneficiaries. Revenues for the three and six months ended March 31,1999 were $1,360,894 and $2,890,816, an increase of 408% and 370%, respectively. Total expenses for the same periods were $1,418,449 and $3,212,181 respectively. This resulted in a loss from operations of $57,555 and $321,365, respectively before other income and expenses, from continuing operations.

The Company continues to incur losses from operations. For the three and six months ended March 31, 1999, the Company's loses was attributed to the (1) elimination of Preferred Medical Plan contract, (2) temporary closing of the portable unit on January 31, 1999, and (3) a 25% decrease in volume. The Company believes that a significant amount of the decrease in volume was attributed to unanticipated operational problems at three of its high volume dental centers. The Company is addressing these problems and believes that these centers will return to their normal volume. The Company now manages fifteen dental practices, one portable unit, and one mobile dental unit. The Company continues to stress strong cost containment where needed coupled with an effective Marketing Plan to support the profitable practices.

As the dental practices mature and the Company continues to consolidate and optimize the practices, the clinics should become profitable.


Dental Plans of Florida, Inc. will no longer administer benefits under its dental plans to its members effective May 1, 1999. However, the Company will maintain its license from the Florida Department of Insurance.

DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH

The Company is emphasising a strong cost containment strategy while focusing on internal growth through increase patient flow and revenue. Successful acquisitions involve a number of factors that are difficult to control, including the identification of potential acquisition candidates, the willingness of the owners to sell on reasonable terms and the satisfactory completion of negotiations. There can be no assurance that the Company will be able to identify and acquire acceptable acquisition candidates on terms favorable to the Company in a timely manner in the future. The Company acquired the assets of 20 practices for fiscal year 1998. The Company, at the present time; is not seeking new acquisitions. The failure to complete acquisitions and continue expansion could have material adverse effect on the Company's financial performance.


INFORMATION SYSTEM

The current and expected growth by the Company, and specifically the planning of continuing acquisitions of the assets of existing dental practices and the corresponding increased need for timely information, have placed significant demand on the Company's existing information system. The Company has implemented the new information system at eight of its dental practices. Once fully integrated, the Company anticipates that the new system will result in the automation of patient information, timely electronic billing and daily access, information relating to revenues, and other financial and operational data. While the Company has begun the process of implementing the new system, the continued installation and implementation of the system involves the risk of unanticipated delay and expenses. There can be no assurance that it will effectively serve the Company's future information requirements. The Company recognizes and began addressing the year 2000 compliance during its fiscal year ended September 30, 1998. The Company has reviewed its computer system for the 2YK and has implemented measures to ensure that its business operations will not be disrupted. Its principal software vendor has assured the Company that the Company's computer system is year 2000 compliant.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash on hand was zero and $189,000 at March 31, 1999, and September 30, 1998, respectively. Working capital, including cash on hand was $(1,091,769) at March 31, 1999 and $(961,352) at September 30, 1998. The
Company's recent corporate restructuring and acquisitions of dental practices have placed extraordinary demands on the Company's working capital. In order to fund continuing operations, the Company was required to borrow $155,000 on February 8, 1999 from the Company's Chief Executive Officer who is a principal stockholder and may require additional financing in the future.

"PART II- OTHER INFORMATION"


FINANCIAL STATEMENTS



The following financial statements of the Company are included in this report:


1. Balance Sheet as of March 31, 1999 and September 30, 1998;


2. Statement of Operations for the six months ended March 31,

        1999 and 1998;


3. Statement of Cash Flows for the six months ended March 31, 1999 and 1998;


4. Notes to Financial Statements.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Quarterly Report on form 10-QSB to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Miami, State of Florida, on the 17th day of May, 1999.


                                  DENTAL SERVICES OF AMERICA, INC.



                             By: /s/ Luis Cruz
                                 ---------------------------------------------
                                  Luis Cruz, M.D.
                                  Chief Executive Officer


                             By: /s/ Ramiro Casanas
                                 ---------------------------------------------
                                  Ramiro Casanas
                                  Chief Financial Officer


                             By: /s/ Jose M. Garcia
                                 ---------------------------------------------
                                  Jose M. Garcia
                                  Chief Operating Officer