Form 10QSB
period 1999-06-30
DENTAL SERVICES OF AMERICA INC
filed 1999-08-20
CIK 811035

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          --------------------------

                                  FORM 10-QSB

     (Mark One)
        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the quarterly period ended June 30, 1999

                                      OR

        (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File No. 33-11935
                                             --------

                       DENTAL SERVICES OF AMERICA, INC.
                (Name of small business issuer in its charter)

                 DELAWARE                         8021                     59-2754843
         ------------------------     ----------------------------    --------------------
         (State or jurisdiction of    (Primary Standard Industrial       (IRS Employer
               incorporation          Classification Code Number)       Identification No.)
              or organization)

           2260 SW. 8/th/. Street
             Miami, Florida                                           33135
--------------------------------------------------               ---------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                           Outstanding at
                           Class                           August 18, 1999
                           -----                          -----------------
Common stock, $0.005 par value                                   6,061,893

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30,        September 30,
                                                                          1999              1998
                                                                          ----              ----
                                                                       UNAUDITED
               ASSETS
               ------

Current Assets:
 Cash and cash equivalents                                             $         -       $   189,000
 Accounts receivable, net                                                  482,529           236,646
 Other current assets                                                       72,969           264,283
                                                                       -----------       -----------
  Total Current Assets                                                     555,498           689,929
                                                                       -----------       -----------

Property and Equipment, net                                              3,201,132         3,432,409
Intangible Assets, net                                                   2,160,929         3,207,435
Other Assets                                                                78,994            79,766
                                                                       -----------       -----------

  Total Assets                                                         $ 5,996,553       $ 7,409,539
                                                                       ===========       ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current Liabilities:
 Current portion of long term debt                                     $   294,171       $   294,171
 Accounts payable                                                        1,064,501           719,725
 Accrued expenses                                                          268,797           349,885
 Deposits on series 10, preferred stock                                    200,000           287,500
                                                                       -----------       -----------
  Total Current Liabilities                                              1,827,469         1,651,281
                                                                       -----------       -----------

Long Term Debt                                                           1,241,714         1,333,725
                                                                       -----------       -----------
Commitments and Contingencies                                                    -                 -
                                                                       -----------       -----------
Redeemable Common Stock, $.005 par value; zero and 5,000 shares
 issued and outstanding                                                          -            50,000
                                                                       -----------       -----------

Stockholders' Equity:
 Series A, convertible preferred stock, $0.01 par value, 100,000
  shares authorized, issued and outstanding                                  1,000             1,000
 Series C, convertible preferred stock, $0.01 par value, 250,000
  shares authorized, issued and outstanding                                  2,500             2,500
 Common stock, $0.005 par value; 25,000,000 shares authorized,
  6,061,893 and 6,036,893 shares issued and outstanding,
  respectively                                                              30,297            30,184
 Additional paid-in capital                                             10,970,905        10,885,017
 Accumulated deficit                                                    (8,077,331)       (6,544,168)
                                                                       -----------       -----------
  Total Stockholders' Equity                                             2,927,370         4,374,533
                                                                       -----------       -----------

   Total Liabilities and Stockholders' Equity                          $ 5,996,553       $ 7,409,539
                                                                       ===========       ===========

 The accompanying notes to financial statements are an integral part of these statements.

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                     For the Three Month Ended            For the Nine Months Ended
                                                      June 30,        June 30,             June 30,        June 30,
                                                        1999            1998                 1999            1998
                                                        ----            ----                 ----            -----
Dental Revenue                                       $ 1,115,763      $  643,982          $ 4,006,579       1,259,575
                                                     -----------      ----------          -----------      ----------

Operating Expenses:
 Clinical salaries and benefits                          372,858         264,125            1,340,670          596,600
 Other salaries and benefits                             380,143         403,555            1,377,555          941,427
 Dental supplies and laboratory fees                      97,363          76,501              323,873          171,564
 Occupancy                                                81,844          78,927              271,570          156,698
 Advertising                                               1,380         103,279               52,323          167,895
 Depreciation and amortization                           134,299          56,439            1,357,904          118,926
 Impairment loss on intangible assets                    947,374          69,377              947,374          130,000
 General and administrative                              328,827         371,697              912,372          723,672
                                                     -----------      ----------          -----------      -----------

  Total operating expenses                             2,344,088       1,423,901            5,636,268        3,006,783
                                                     -----------      ----------          -----------      -----------

   Operating loss                                     (1,228,325)       (779,919)          (1,629,689)      (1,747,208)
                                                     -----------      ----------          -----------      -----------

Other Income (Expense):
 Interest expense                                        (29,240)              -             (139,134)               -
 Other, net                                              267,328         (67,791)             235,659         (117,224)
                                                     -----------      ----------          -----------      -----------
  Total other income (expense)                           238,089         (67,791)              96,526         (117,224)
                                                     -----------      ----------          -----------      -----------

   Loss before income taxes                             (990,236)       (847,710)          (1,533,163)      (1,864,432)

Income Taxes                                                   -               -                    -                -
                                                     -----------      ----------          -----------      -----------

   Net loss                                          $  (990,236)     $ (847,710)         $(1,533,163)     $(1,864,432)
                                                     ===========      ==========          ===========      ===========

Weighted Average Common Shares Outstanding             6,061,893       2,769,156            6,062,331        2,061,961
                                                     ===========      ==========          ===========      ===========

   Net Loss Per Common Share                              $(0.16)         $(0.31)              $(0.25)          $(0.90)
                                                     ===========      ==========          ===========      ===========

 The accompanying notes to Financial statements are an integral part of these statements

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                          For the Nine Months Ended
                                                                      June 30, 1999       June 30, 1998
                                                                      -------------       -------------
Cash Flows From Operating Activities:
 Net loss                                                                $(1,533,163)        $(1,216,533)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                           1,328,899             118,926
   Impairment loss on intangible assets
   Provision for bad debt                                                     88,000                   -
   Loss on legal settlement                                                   36,000                   -
   Changes in operating assets and liabilities:
     Accounts receivable                                                    (333,883)           (422,744)
     Current assets and other assets                                         192,086            (394,269)
     Accounts payable and accrued expenses                                   267,438             355,823
                                                                         -----------         -----------
       Net cash used in operating activities                                  45,377          (1,558,797)
                                                                         -----------         -----------

Cash Flows From Investing Activities:
 Purchase of property and equipment                                          (51,116)         (2,048,306)
                                                                         -----------         -----------
 Purchase of intangible assets                                                                (2,326,489)
 (increase) decrease in other assets                                                              28,628

       Net cash used in investing activities                                 (51,116)         (4,346,168)
                                                                         -----------         -----------

Cash Flows From Financing Activities:
Proceed from sale of stock and exercise of warrants and options                                4,702,602
 (Payment of) increase in debt                                              (183,262)            978,465
                                                                         -----------         -----------
       Net cash provided by financing activities                            (183,262)          5,681,067
                                                                         -----------         -----------

Decrease In Cash and Cash Equivalents                                       (189,000)           (223,898)

Cash and Cash Equivalents, beginning of period                               189,000             353,150
                                                                         -----------         -----------

Cash and Cash Equivalents, end of period                                 $         -         $   129,252
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

               DENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998. The September 30, 1998 fiscal year end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations, which may be achieved in the future. The results of operations for the nine months and the quarter ended June 30, 1998 have been restated to give effect to entries made during the fourth quarter of fiscal year end September 30, 1998.

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

     The Company provides management services to dental practices ("DP") under long-term management service agreements ("MSA"). Corporate practices of dentistry laws in Florida (the state in which the Company currently operates) prohibit the Company from owning dental practices. In response to these laws, the Company has executed management service agreements with various dental practices. Under the terms of the MSA, the Company, among other things, bills and collects patient receivables and provides all administrative support to the DP. The sole shareholder of the corporation which owns DP is a licensed dentist. Licensed dentists at each practice supervise the professional dental staff and provide all of the clinical services to the patients. At June 30, 1999 and 1998, the Company managed 14 clinics all located in Florida.

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

     Deposit on Series 10 Preferred Stock
     ------------------------------------

     In July and August 1997, the Company received $637,500 in connection with an offering of Series 10, 12% convertible preferred stock. The preferred stock was never issued and in November 1997, the Board of Directors rescinded the offering. Accordingly, the Series 10, 12% convertible preferred stock has been reflected as a current liability in the accompanying consolidated balance sheet. During the current year, investors who initially deposited $350,000 in connection with the preferred stock offering applied their funds, plus accrued interest, to the private offering of the Company's common stock. The Company plans on repaying the remaining balance of funds received of $200,000.

     Dental Preferred Stock
     ----------------------

     The Company has designated 5,000,000 shares of preferred stock as Dental Preferred Stock and has authorized the issuance of such stock to license dental practitioners and other dental professionals, including licensed dentists, dental office managers, dental assistants and dental hygienists. None have been issued to date.

3.   LOSS PER SHARE
     --------------

     Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share, which assumes that the convertible preferred stock is converted into common stock and the stock options and warrants to purchase shares of common stock are exercised, is not presented because the effect would be anti-dilutive for both the three and nine month periods ended June 30,1999.

4.   DISPUTE SETTLEMENT AND ASSET IMPAIRMENT CHARGES
     -----------------------------------------------

     During the three and nine months ended June 30, 1999, the Company settled a dispute with a former officer. The settlement consisted of payments totaling $500,000 ($50,000 which was paid on July 21, 1999 and $450,000 which is payable by August 30, 1999) and one clinic location consisting of property and equipment with a net book value of approximately $78,000. The Company cancelled an outstanding promissory note to the former officer with an outstanding balance of approximately $849,000 and recognized a gain on extinguishment of debt of approximately $261,000, which is included in "Other, net" in the accompanying condensed consolidated financial statements. The Company also recognized an asset impairment charge related to the goodwill of the one clinic location of $298,083, net of accumulated amortization of $15,567 ($282,516 net), which is included in "Impairment loss on intangible assets" in the accompanying condensed consolidated financial statements.

     During the three and nine months ended June 30, 1999, the Company closed three clinics resulting in an impairment write off of intangible assets of $717,611, net of accumulated amortization of $52,753 ($664,858 net), which is included in "Impairment loss on intangible assets" in the accompanying condensed consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

Total revenues, for three and nine months ended June 30, 1999 and 1998 was derived from the Management Fee Income of the Company's dental clinics and portable operations. Portions of these revenues are a result of billing the State of Florida Medicaid program for services rendered to Medicaid beneficiaries. Revenues for the three and nine months ended June 30, 1999 were $1,115,763 and $4,006,579. Total expenses for the three and nine months ended June 30, 1999 were $2,344,088 and

$5,636,268, respectively. This resulted in a loss from operations of $1,228,325 and $1,629,689, respectively, before other income and expenses, from continuing operations.

The Company continues to incur losses from operations. For the three and nine months ended June 30, 1999, the Company's loses was mainly due to (1) the goodwill write-off totaling $947,374 as a result of several clinic closures, (2) temporary closing of certain offices due to employee terminations including some Dentists. The Company believes that a significant amount of the decrease in revenue and volume for the three months ended June 30, 1999 was attributed to the unanticipated clinic closures. The Company is addressing these problems and believes that several of these centers will return to their normal volume while some will be consolidated. The Company now manages twelve dental practices, one portable unit, and one mobile dental unit. The Company continues to focus on internal growth through an increase in patient flow and revenue. As the dental practices mature and the Company continues to consolidate and optimize the practices, the clinics should become profitable.

Dentall Plans of Florida, Inc. will no longer administer benefits under its dental plans to its members effective May 1, 1999. However, the Company will maintain its license from the Florida Department of Insurance.

INTERNAL GROWTH

The Company is emphasizing a strong cost containment strategy while focusing on internal growth through an increase in patient flow and revenue. The Company, at the present time; is not seeking new acquisitions. As such time as the Company's existing clinics are operating profitable, the Company may be in a position to consider additional acquisition.

INFORMATION SYSTEM

The acquisition of the substantial number of practices in Fiscal 1998, have placed significant demand on the Company's existing information system. The Company has implemented the new information system at eight of its dental practices. Once fully integrated, the Company anticipates that the new system will result in the automation of patient information, timely electronic billing and daily access, information relating to revenues, and other financial and operational data. While the Company has begun the process of implementing the new system, the continued installation and implementation of the system involves the risk of unanticipated delay and expenses. There can be no assurance that it will effectively serve the Company's future information requirements. The Company recognizes and began addressing the year 2000 compliance during its fiscal year ended September 30, 1998. The Company has reviewed its computer system for the Y2K compliance and has implemented measures to ensure that its business operations will not be disrupted. Its principal software vendor has assured the Company that the Company's computer system is year 2000 compliant.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's cash on hand for the three months ended June 30, 1999 and September 30, 1998 was zero and $189,000, respectively. Working capital, including cash on hand was $(1,271,971) at June 30, 1999 and $(961,352) at September 30, 1998. The Company's recent corporate restructuring and legal settlements have placed extraordinary demands on the Company's working capital. In order to fund continuing operations, the Company has been considering refinancing certain properties.

     ITEM 3 - .

     During the three and nine month periods ended June 30, 1999, Diluted EPS equaled Basic EPS, because the impact of conversion of the Company's director and employee stock options was anti-dilutive as the Company incurred a net loss from operations.

                                    For the Three Month Period Ended            For the Nine Month Period Ended
                                             June 30, 1999                               June 30, 1999
                                Income (Loss)     Shares      Per Share     Income (Loss)     Shares      Per Share
                                 (Numerator)   (Denominator)    Amount       (Numerator)   (Denominator)    Amount
                               -----------------------------------------   --------------------------------------------
Net income                       $(1,065,236)     6,061,893      $(0.18)     $(1,608,163)     6,062,331      $(0.27)
Less: Preferred stock                      -              -           -                -              -           -
 dividends (the preferred
(shares are not entitled to
 dividends)

Basic EPS
                               -----------------------------------------   --------------------------------------------
Income available to common
 stockholders                     (1,065,236)     6,061,893       (0.18)      (1,608,163)     6,062,331       (0.27)
                               =========================================   ============================================

Effect of Dilutive Securities
  Options to directors
  Options to employees
  Treasury stock purchased
   with proceeds

Diluted EPS
                               -----------------------------------------   --------------------------------------------
  Income available to common
   stockholders
   and assumed conversions       $(1,065,236)     6,061,893      $(0.18)     $(1,608,163)     6,062,331      $(0.27)
                                ========================================   ============================================

"PART II- OTHER INFORMATION"

FINANCIAL STATEMENTS

The following financial statements of the Company are included in this report:

1.   Balance Sheet as of June 30, 1999 and September 30, 1998;

2. Statement of Operations for the three and nine months ended June 30, 1999 and 1998;

3.   Statement of Cash Flows for the nine months ended June 30, 1999 and 1998;

4.   Notes to Financial Statements.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Quarterly Report on form 10-QSB to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Miami, State of Florida, on the 16th day of August, 1999.

                                            DENTAL SERVICES OF AMERICA, INC.


                                         By: ___________________________________
                                              Luis Cruz, M.D.
                                              Chief Executive Officer

                                         By: ___________________________________
                                              Ramiro Casanas
                                              Chief Financial Officer

                                         By: ___________________________________
                                              Jose M. Garcia
                                              Chief Operating Officer